Form 10-Q
period 2017-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2017-05-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Cheniere Corpus Christi Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware	333-215435	47-1929160
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

700 Milam Street, Suite 1900 Houston, Texas		77002
(Address of principal executive offices)		(Zip Code)
(713) 375-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date:    Not applicable

CHENIERE CORPUS CHRISTI HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub
the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of March 31, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc. ("Cheniere")
100% Interest
Cheniere CCH HoldCo II, LLC
100% Interest
Cheniere CCH HoldCo I, LLC ("CCH HoldCo I")
100% Interest
Cheniere Corpus Christi Holdings, LLC ("CCH")
100% Interest
100% Interest
100% LP Interest
100% Interest
Corpus Christi Liquefaction, LLC ("CCL")
Corpus Christi Pipeline GP, LLC ("CCP GP")
0% GP Interest
Cheniere Corpus Christi Pipeline, L.P. ("CCP")

Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	142,773	197,201
Advances to affiliate	24,703	20,108
Other current assets	741	37,195
Other current assets—affiliate	89	141
Total current assets	168,306	254,645

Non-current restricted cash	—	73,339
Property, plant and equipment, net	6,923,029	6,076,672
Debt issuance and deferred financing costs, net	148,788	155,847
Non-current advances under long-term contracts	—	46,398
Other non-current assets, net	29,885	29,547
Total assets	$7,270,008	$6,636,448

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$13,654	$9,120
Accrued liabilities	189,856	137,648
Due to affiliates	7,702	7,050
Derivative liabilities	37,637	43,383
Total current liabilities	248,849	197,201

Long-term debt, net	5,630,963	5,081,715
Non-current derivative liabilities	37,115	43,105
Other non-current liabilities—affiliate	—	618

Member’s equity	1,353,081	1,313,809
Total liabilities and member’s equity	$7,270,008	$6,636,448

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$—	$—

Expenses
Operating and maintenance expense	706	216
Operating and maintenance expense—affiliate	53	3
Development expense (recovery)	92	(132)
Development expense (recovery)—affiliate	8	(178)
General and administrative expense	1,415	775
General and administrative expense—affiliate	311	17
Depreciation and amortization expense	134	32
Total expenses	2,719	733

Loss from operations	(2,719)	(733)

Other income (expense)
Derivative gain (loss), net	1,000	(160,176)
Other income (expense)	(38)	25
Total other income (expense)	962	(160,151)

Net loss	$(1,757)	$(160,884)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2016	$1,313,809	$1,313,809
Capital contributions	41,029	41,029
Net loss	(1,757)	(1,757)
Balance at March 31, 2017	$1,353,081	$1,353,081

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,757)	$(160,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	134	32
Total losses (gains) on derivatives, net	(1,000)	160,176
Net cash used for settlement of derivative instruments	(10,736)	(5,870)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	303	365
Due to affiliates	676	(624)
Other, net	(306)	(447)
Other, net—affiliate	(566)	(430)
Net cash used in operating activities	(13,252)	(7,682)

Cash flows from investing activities
Property, plant and equipment, net	(738,797)	(403,682)
Other	36,341	(12,436)
Net cash used in investing activities	(702,456)	(416,118)

Cash flows from financing activities
Proceeds from issuances of long-term debt	548,000	673,000
Debt issuance and deferred financing costs	(1,088)	(654)
Capital contributions	41,029	—
Net cash provided by financing activities	587,941	672,346

Net increase (decrease) in cash, cash equivalents and restricted cash	(127,767)	248,546
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$142,773	$295,316

Balances per Consolidated Balance Sheets:

	March 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash	142,773	295,316
Total cash, cash equivalents and restricted cash	$142,773	$295,316

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing a natural gas liquefaction and export facility at the Corpus Christi LNG terminal (the “Liquefaction Facility”), which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facility, the “Liquefaction Project”) through wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in two stages for up to three Trains.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated and Combined Financial Statements and accompanying notes included in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications had no effect on our overall consolidated financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is included in the consolidated federal income tax return of Cheniere. The provision for income taxes, taxes payable and deferred income tax balances have been recorded as if we had filed all tax returns on a separate return basis (“hypothetical carve-out basis”) from Cheniere.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$142,773	$197,201

Non-current restricted cash
Liquefaction Project	—	73,339

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2017	2016
LNG terminal costs
LNG terminal construction-in-process	$6,906,427	$6,060,299
LNG site and related costs	14,006	14,006
Total LNG terminal costs	6,920,433	6,074,305
Fixed assets
Fixed assets	2,957	2,620
Accumulated depreciation	(361)	(253)
Total fixed assets, net	2,596	2,367
Property, plant and equipment, net	$6,923,029	$6,076,672

Depreciation expense during the three months ended March 31, 2017 and 2016 was $0.1 million and $32 thousand, respectively.

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into interest rate swaps (“Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable-rate interest payments on our credit facility (the “2015 CCH Credit Facility”). Our Interest Rate Derivatives are not designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations.

As of March 31, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$5.5 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

Our Interest Rate Derivatives are categorized within Level 2 of the fair value hierarchy and are required to be measured at fair value on a recurring basis. We value our Interest Rate Derivatives using valuations based on the initial trade prices. Using an income-based approach, subsequent valuations are based on observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	March 31,	December 31,
Balance Sheet Location	2017	2016
Derivative liabilities	$(37,637)	$(43,383)
Non-current derivative liabilities	(37,115)	(43,105)
Total derivative liabilities	$(74,752)	$(86,488)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Interest Rate Derivatives gain (loss)	$1,000	$(160,176)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2017
CCH Interest Rate Derivatives	$(81,662)	$6,910	$(74,752)
As of December 31, 2016
CCH Interest Rate Derivatives	(95,923)	9,435	(86,488)

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2017 and December 31, 2016, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Interest costs and related debt fees	$49,555	$59,994
Liquefaction Project costs	133,122	73,150
Other	7,179	4,504
Total accrued liabilities	$189,856	$137,648

NOTE 6—DEBT

As of March 31, 2017 and December 31, 2016, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
2015 CCH Credit Facility	2,928,788	2,380,788
Unamortized debt issuance costs	(47,825)	(49,073)
Total long-term debt, net	5,630,963	5,081,715

Current debt
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Total debt, net	$5,630,963	$5,081,715

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary (in thousands) of our credit facilities outstanding as of March 31, 2017:

	2015 CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Outstanding balance	2,928,788	—
Commitments terminated	2,420,212	—
Letters of credit issued	—	82,161
Available commitment	$3,054,714	$267,839

Interest rate	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%
Maturity date	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans

(1)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of the first two Trains of the Liquefaction Project.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Total interest cost	$80,188	$41,595
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(80,188)	(41,595)
Total interest expense, net	$—	$—

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$2,750,000	$2,931,250	$2,750,000	$2,901,563
Credit facilities (2)	2,928,788	2,928,788	2,380,788	2,380,788

(1)
Includes 2024 CCH Senior Notes and 2025 CCH Senior Notes (collectively, the “CCH Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the CCH Senior Notes and other similar instruments.

(2)
Includes 2015 CCH Credit Facility and CCH Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 7—RELATED PARTY TRANSACTIONS

We had $7.7 million and $7.1 million due to affiliates and zero and $0.6 million of other non-current liabilities—affiliate as of March 31, 2017 and December 31, 2016, respectively, under agreements with affiliates, as described below.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

LNG Sale and Purchase Agreements

CCL has entered into two fixed price 20-year SPAs with Cheniere Marketing International LLP (“Cheniere Marketing UK”). Under the first SPA (the “Cheniere Marketing Foundation SPA”), Cheniere Marketing UK will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. At Cheniere Marketing UK’s option, which has not been exercised yet, the Cheniere Marketing Foundation SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 40 million MMBtu of LNG. The second SPA (the “Cheniere Marketing Base SPA”) allows Cheniere Marketing UK to purchase, at its option, (1) up to a cumulative total of 150 million MMBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs or to Cheniere Marketing UK under the Cheniere Marketing Foundation SPA, as determined by CCL in each contract year, in each case for a price consisting of a fixed fee of $3.00 per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. Under the Cheniere Marketing Base SPA, Cheniere Marketing UK may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

Services Agreements

We recorded aggregate expenses of $0.3 million and recoveries of $0.2 million from affiliates on our Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively, under the services agreements below.

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has entered into a gas and power supply services agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. After substantial completion of each Train of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has entered into an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Facility. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements and other services required to operate and maintain the Liquefaction Facility. Prior to the Liquefaction Facility being operational, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each stage of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such stage.

CCP has entered into an O&M Agreement (“CCP O&M Agreement”) with O&M Services pursuant to which CCP receives all of the necessary services required to construct, operate and maintain the Corpus Christi Pipeline. CCP is required to reimburse O&M Services for all operating expenses incurred on behalf of CCP. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors and other services required to operate and maintain the Corpus Christi Pipeline. CCP is required to reimburse O&M Services for all operating expenses incurred on behalf of CCP.

Management Services Agreements (“MSAs”)

CCL has entered into an MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Facility, excluding those matters provided for under the G&P Agreement and the CCL O&M

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Facility and obtaining insurance. Prior to the Liquefaction Facility being operational, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each stage, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee equal to 3% of the capital expenditures incurred in the previous month and a fixed monthly fee of $375,000 for services with respect to such stage.

CCP has entered into an MSA with Shared Services pursuant to which Shared Services manages CCP’s operations and business, excluding those matters provided for under the CCP O&M Agreement. The services include, among other services, exercising the day-to-day management of CCP’s affairs and business, managing CCP’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Corpus Christi Pipeline and obtaining insurance. CCP is required to reimburse Shared Services for the aggregate of all costs and expenses incurred in the course of performing the services under the MSA.

Lease Agreement

In September 2016, CCL entered into an agreement with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”) to lease 35 acres of land owned by Cheniere Land Holdings for the Liquefaction Facility. The annual lease payment is $210,000 for a five-year term. We recorded $0.1 million of lease expense related to this agreement as operating and maintenance expense—affiliate for the three months ended March 31, 2017. As of March 31, 2017, we had $0.1 million of prepaid expense related to this agreement in other current assets—affiliate.

Dredge Material Disposal Agreement

CCL has entered into a dredge material disposal agreement with Cheniere Land Holdings that terminates in 2025 which grants CCL permission to use land owned by Cheniere Land Holdings for the deposit of dredge material from the construction and maintenance of the Liquefaction Facility. Under the terms of the agreement, CCL will pay Cheniere Land Holdings $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards.

Tug Hosting Agreement

In February 2017, CCL entered into a tug hosting agreement with Corpus Christi Tug Services, LLC (“Tug Services”) to provide certain marine structures, support services and access necessary at the Liquefaction Facility for Tug Services to provide its customers with tug boat and marine services. Tug Services is required to reimburse CCL for any third party costs incurred by CCL in connection with providing the goods and services.

State Tax Sharing Agreements
CCL has entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCL will pay to Cheniere an amount equal to the state and local tax that CCL would be required to pay if CCL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CCL under this agreement; therefore, Cheniere has not demanded any such payments from CCL. The agreement is effective for tax returns due on or after May 2015.

CCP has entered into a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCP and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCP will pay to Cheniere an amount equal to the state and local tax that CCP would be required to pay if CCP’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CCP under this agreement; therefore, Cheniere has not demanded any such payments from CCP. The agreement is effective for tax returns due on or after May 2015.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Equity Contributions Agreement

We have entered into an equity contribution agreement with Cheniere pursuant to which Cheniere has agreed to provide, directly or indirectly, at our request based on reaching specified milestones of the Liquefaction Project, cash contributions up to approximately $2.6 billion for the first stage of the Liquefaction Project. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. As of March 31, 2017, we have received $1.5 billion in contributions from Cheniere under this agreement.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$2,052	$470

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $213.4 million and $290.5 million, as of March 31, 2017 and 2016, respectively.

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of March 31, 2017:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto
This standard provides a single, comprehensive revenue recognition model which replaces and supersedes most existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires that the costs to obtain and fulfill contracts with customers should be recognized as assets and amortized to match the pattern of transfer of goods or services to the customer if expected to be recoverable. The standard also requires enhanced disclosures. This guidance may be adopted either retrospectively to each prior reporting period presented subject to allowable practical expedients (“full retrospective approach”) or as a cumulative-effect adjustment as of the date of adoption (“modified retrospective approach”).
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we plan to adopt this standard using the full retrospective approach and we do not currently anticipate that the adoption will have a material impact upon our revenues. The Financial Accounting Standards Board has issued and may issue in the future amendments and interpretive guidance which may cause our evaluation to change. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact that recognizing fulfillment costs as assets will have on our Consolidated Financial Statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842)
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and must be adopted using a modified retrospective approach with certain available practical expedients.
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. Preliminarily, we expect that the requirement to recognize all leases on our Consolidated Balance Sheets will be a significant change from current practice but will not have a material impact upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows, whether we will elect to early adopt this standard or which, if any, practical expedients we will elect upon transition.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
		January 1, 2018	We are currently evaluating the impact of the provisions of this guidance on our Consolidated Financial Statements and related disclosures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—SUPPLEMENTAL GUARANTOR INFORMATION

Our CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and CCP GP (the “Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the indenture governing the CCH Senior Notes (the “CCH Indenture”), (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indenture and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. See Note 6—Debt for additional information regarding the CCH Senior Notes.

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of March 31, 2017.

Condensed Consolidating Balance Sheet
March 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	142,773	—	—	142,773
Advances to affiliate	—	24,703	—	24,703
Other current assets	34	707	—	741
Other current assets—affiliate	—	90	(1)	89
Total current assets	142,807	25,500	(1)	168,306

Property, plant and equipment, net	381,672	6,541,357	—	6,923,029
Debt issuance and deferred financing costs, net	148,788	—	—	148,788
Investments in subsidiaries	6,550,601	—	(6,550,601)	—
Other non-current assets, net	—	29,885	—	29,885
Total assets	$7,223,868	$6,596,742	$(6,550,602)	$7,270,008

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$13,654	$—	$13,654
Accrued liabilities	50,433	139,423	—	189,856
Due to affiliates	—	7,702	—	7,702
Derivative liabilities	37,637	—	—	37,637
Total current liabilities	88,070	160,779	—	248,849

Long-term debt, net	5,630,963	—	—	5,630,963
Non-current derivative liabilities	37,115	—	—	37,115

Member’s equity	1,467,720	6,435,963	(6,550,602)	1,353,081
Total liabilities and member’s equity	$7,223,868	$6,596,742	$(6,550,602)	$7,270,008

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	197,201	—	—	197,201
Advances to affiliate	—	20,108	—	20,108
Other current assets	152	37,043	—	37,195
Other current assets—affiliate	—	142	(1)	141
Total current assets	197,353	57,293	(1)	254,645

Non-current restricted cash	73,339	—	—	73,339
Property, plant and equipment, net	306,342	5,770,330	—	6,076,672
Debt issuance and deferred financing costs, net	155,847	—	—	155,847
Investments in subsidiaries	5,927,833	—	(5,927,833)	—
Non-current advances under long-term contracts	—	46,398	—	46,398
Other non-current assets, net	50	29,497	—	29,547
Total assets	$6,660,764	$5,903,518	$(5,927,834)	$6,636,448

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$332	$8,788	$—	$9,120
Accrued liabilities	61,328	76,320	—	137,648
Due to affiliates	—	7,050	—	7,050
Derivative liabilities	43,383	—	—	43,383
Total current liabilities	105,043	92,158	—	197,201

Long-term debt, net	5,081,715	—	—	5,081,715
Non-current derivative liabilities	43,105	—	—	43,105
Other non-current liabilities—affiliate	—	618	—	618

Member’s equity	1,430,901	5,810,742	(5,927,834)	1,313,809
Total liabilities and member’s equity	$6,660,764	$5,903,518	$(5,927,834)	$6,636,448

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	706	—	706
Operating and maintenance expense—affiliate	—	53	—	53
Development expense	—	92	—	92
Development expense—affiliate	—	8	—	8
General and administrative expense	311	1,104	—	1,415
General and administrative expense—affiliate	—	311	—	311
Depreciation and amortization expense	—	134	—	134
Total expenses	311	2,408	—	2,719

Loss from operations	(311)	(2,408)	—	(2,719)

Other income (expense)
Derivative gain, net	1,000	—	—	1,000
Other income (expense)	(40)	4,860	(4,858)	(38)
Total other income (expense)	960	4,860	(4,858)	962

Net income (loss)	$649	$2,452	$(4,858)	$(1,757)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	216	—	216
Operating and maintenance expense—affiliate	—	3	—	3
Development expense recovery	—	(132)	—	(132)
Development expense recovery—affiliate	—	(178)	—	(178)
General and administrative expense	107	668	—	775
General and administrative expense—affiliate	—	17	—	17
Depreciation and amortization expense	—	32	—	32
Total expenses	107	626	—	733

Loss from operations	(107)	(626)	—	(733)

Other income (expense)
Derivative loss, net	(160,176)	—	—	(160,176)
Other income	23	2	—	25
Total other income (expense)	(160,153)	2	—	(160,151)

Net loss	$(160,260)	$(624)	$—	$(160,884)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$649	$2,452	$(4,858)	$(1,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	—	134	—	134
Allowance for funds used during construction	—	(4,858)	4,858	—
Total gains on derivatives, net	(1,000)	—	—	(1,000)
Net cash used for settlement of derivative instruments	(10,736)	—	—	(10,736)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	269	34	—	303
Due to affiliates	—	676	—	676
Other, net	117	(423)	—	(306)
Other, net—affiliate	—	(566)	—	(566)
Net cash used in operating activities	(10,701)	(2,551)	—	(13,252)

Cash flows from investing activities
Property, plant and equipment, net	(82,239)	(656,558)	—	(738,797)
Investments in subsidiaries	(622,768)	—	622,768	—
Other	—	36,341	—	36,341
Net cash used in investing activities	(705,007)	(620,217)	622,768	(702,456)

Cash flows from financing activities
Proceeds from issuances of long-term debt	548,000	—	—	548,000
Debt issuance and deferred financing costs	(1,088)	—	—	(1,088)
Capital contributions	41,029	622,768	(622,768)	41,029
Net cash provided by financing activities	587,941	622,768	(622,768)	587,941

Net decrease in cash, cash equivalents and restricted cash	(127,767)	—	—	(127,767)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$142,773	$—	$—	$142,773

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(160,260)	$(624)	$—	$(160,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	32	—	32
Total losses on derivatives, net	160,176	—	—	160,176
Net cash used for settlement of derivative instruments	(5,870)	—	—	(5,870)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	67	298	—	365
Due to affiliates	—	(624)	—	(624)
Other, net	—	(447)	—	(447)
Other, net—affiliate	—	(430)	—	(430)
Net cash used in operating activities	(5,887)	(1,795)	—	(7,682)

Cash flows from investing activities
Property, plant and equipment, net	(32,426)	(371,256)	—	(403,682)
Investments in subsidiaries	(385,487)	—	385,487	—
Other	—	(12,436)	—	(12,436)
Net cash used in investing activities	(417,913)	(383,692)	385,487	(416,118)

Cash flows from financing activities
Proceeds from issuances of long-term debt	673,000	—	—	673,000
Debt issuance and deferred financing costs	(654)	—	—	(654)
Capital contributions	—	385,487	(385,487)	—
Net cash provided by financing activities	672,346	385,487	(385,487)	672,346

Net increase in cash, cash equivalents and restricted cash	248,546	—	—	248,546
Cash, cash equivalents and restricted cash—beginning of period	46,770	—	—	46,770
Cash, cash equivalents and restricted cash—end of period	$295,316	$—	$—	$295,316

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•	statements that we expect to commence or complete construction of our natural gas liquefaction project, or any expansions or portions thereof, by certain dates, or at all;

•
statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;

•	statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;

•
statements relating to the construction of our Trains and pipeline, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any such EPC or other contractor, and anticipated costs related thereto;

•
statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total natural gas liquefaction or storage capacities that are, or may become, subject to contracts;

•	statements regarding counterparties to our commercial contracts, construction contracts and other contracts;

•	statements regarding our planned development and construction of additional Trains and pipeline, including the financing of such Trains;

•	statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;

•
statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;

•
statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed under “Risk Factors” in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Other than as required under the securities laws, we assume no obligation to update or revise these forward-looking statements or provide reasons why actual results may differ.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

CCH was formed in September 2014 to develop, construct, operate, maintain and own a natural gas liquefaction and export facility (the “Liquefaction Facility”) and a pipeline facility (collectively, the “Liquefaction Project”) on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, through wholly-owned subsidiaries CCL and CCP, respectively.

The Liquefaction Project is being developed for up to three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The Liquefaction Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The Liquefaction Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

Liquidity and Capital Resources

The following table (in thousands) provides a summary of our liquidity position at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	142,773	270,540
Available commitments under the following credit facilities:
2015 CCH Credit Facility (“2015 CCH Credit Facility”)	3,054,714	3,602,714
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	267,839	350,000

For additional information regarding our debt agreements, see Note 6—Debt of our Notes to Consolidated Financial Statements.

Liquefaction Facilities

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal, on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. The following table summarizes the overall project status of Stage 1 of the Liquefaction Project:

	Stage 1
Overall project completion percentage	59.1%
Project completion percentage of:
Engineering	100%
Procurement	78.6%
Subcontract work	28.9%
Construction	30.7%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas. A party to the proceeding requested a rehearing of the authorization to non-FTA countries, which was denied by the DOE in May 2016. In July 2016, the same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit to review the authorization to non-FTA countries and the DOE order denying the request for rehearing of the same. The appeal is pending. The terms of each of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 7 to 10 years from the date the order was issued.

Customers

CCL has entered into seven fixed price, 20-year SPAs with extension rights with six third parties to make available an aggregate amount of LNG that equates to approximately 7.7 mtpa of LNG, which is approximately 86% of the expected aggregate nominal production capacity of Trains 1 and 2. The obligation to make LNG available under these SPAs commences from the date of first commercial delivery for Trains 1 and 2, as specified in each SPA. In addition, CCL has entered into one fixed price, 20-year SPA with a third party for another 0.8 mtpa of LNG that commences with the date of first commercial delivery for Train 3. Under these eight SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA commences upon the start of operations of a specified Train.

In aggregate, the fixed fee portion to be paid by the third-party SPA customers is approximately $1.4 billion annually for Trains 1 and 2, and $1.5 billion if we make a positive FID with respect to Stage 2 of the Liquefaction Project, with the applicable fixed fees starting from the date of first commercial delivery from the applicable Train. These fixed fees equal approximately $550 million, $846 million and $140 million for each of Trains 1 through 3, respectively.

In addition, Cheniere Marketing has entered into SPAs with CCL to purchase, at Cheniere Marketing’s option, any LNG produced by CCL that is not required for other customers.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. We expect to enter into gas supply contracts under these enabling agreements as and when required for the Liquefaction Project. Among other things, these agreements would allow CCL to enter into natural gas purchases as and when required for the Liquefaction Project on a spot or forward basis tied to Henry Hub or other market indices.

Construction

CCL entered into separate lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Stages 1 and 2 of the Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost risk unless certain specified events occur, in which case Bechtel may cause CCL to enter into a change order, or CCL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through March 31, 2017. Total expected capital costs for Stage 1 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the Liquefaction Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017.

Final Investment Decision on Stage 2

We will contemplate making an FID to commence construction of Stage 2 of the Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flow from CCL and CCP and equity contributions from Cheniere. The following table (in thousands) provides a summary of our capital resources for the Liquefaction Project, excluding any equity contributions, at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Senior notes (1)	$2,750,000	$2,750,000
Credit facilities outstanding balance (2)	2,928,788	2,380,788
Letters of credit issued (2)	82,161	—
Available commitments under credit facilities (2)	3,322,553	3,952,714
Total capital resources from borrowings and available commitments	$9,083,502	$9,083,502

(1)
Includes 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”) and 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes” and collectively with the 2024 CCH Senior Notes, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 6—Debt of our Notes to Consolidated Financial Statements.

CCH Senior Notes

In May and December 2016, we issued aggregate principal amounts of $1.25 billion of the 2024 CCH Senior Notes and $1.5 billion of the 2025 CCH Senior Notes, respectively. The CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, the “Guarantors”).

The indenture governing the CCH Senior Notes (the “CCH Indenture”) contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to us or any of our restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of us and our restricted subsidiaries taken as a whole; or permit any Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets.

At any time prior to six months before the respective dates of maturity for each series of the CCH Senior Notes, we may redeem all or part of such series of the CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time within six months of the respective dates of maturity for each series of the CCH Senior Notes, redeem all or part of such series of the CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

2015 CCH Credit Facility

In May 2015, we entered into the 2015 CCH Credit Facility. Our obligations under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of March 31, 2017 and December 31, 2016, we had $3.1 billion and $3.6 billion of available commitments and $2.9 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

The principal of the loans made under the 2015 CCH Credit Facility must be repaid in quarterly installments, commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following project completion and (2) a set date determined by reference to the date under which a certain LNG buyer linked to Train 2 of the Liquefaction Project is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the project completion and designed to achieve a minimum projected fixed debt service coverage ratio of 1.55:1.

Under the terms of the 2015 CCH Credit Facility, we are required to hedge not less than 65% of the variable interest rate exposure of our senior secured debt. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, the completion of the construction of Trains 1 and 2 of the Liquefaction Project, funding of a debt service reserve account equal to six months of debt service and achieving a historical debt service coverage ratio and fixed projected debt service coverage ratio of at least 1.25:1.00.
CCH Working Capital Facility

In December 2016, we entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the Liquefaction Project. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered in concurrently with the 2015 CCH Credit Facility. We did not have any amounts outstanding under the CCH Working Capital Facility as of both March 31, 2017 and December 31, 2016 and $82 million and zero aggregate amount of issued letters of credit as of March 31, 2017 and December 31, 2016, respectively.

The CCH Working Capital Facility matures on December 14, 2021, and we may prepay the CCH Working Capital Loans, CCH Swing Line Loans and loans made in connection with a draw upon any letter of credit (“CCH LC Loans”) at any time without premium or penalty upon three business days’ notice and may re-borrow at any time. CCH LC Loans have a term of up to one year. CCH Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the CCH Working Capital Facility, (2) the date that is 15 days after such CCH Swing Line Loan is made and (3) the first borrowing date for a CCH Working Capital Loan or CCH Swing Line Loan occurring at least four business days following the date the CCH Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all CCH Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The CCH Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the CCH Working Capital Facility are secured by substantially all our assets and the assets of the Guarantors as well as all of our membership interests and each of the Guarantors on a pari passu basis with the CCH Senior Notes and the 2015 CCH Credit Facility.

Equity Contribution Agreement

In May 2015, we entered into an equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide tiered equity contributions of approximately $2.6 billion for Stage 1 and the Corpus Christi Pipeline. The first tier of equity funding of approximately $1.5 billion (the “First Tier Equity Funding”) was contributed to us concurrently with the closing of the 2015 CCH Credit Facility. The second tier of equity funding, up to a maximum amount of approximately $1.1 billion, will be contributed concurrently and pro rata with funding under our project financing debt starting on the date on which further disbursements of such debt would result in a senior debt to equity ratio of greater than 75/25 (the “Second Tier Pro Rata Equity Funding”). As of March 31, 2017, we have received $1.5 billion in contributions under the Equity Contribution Agreement, of which approximately $1.499 billion was the First Tier Equity Funding and approximately $41 million was part of the Second Tier Pro Rata Equity Funding. On March 2, 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the CEI Equity Contribution Agreement to provide the Second Tier Pro Rata Equity Funding to us and for general corporate purposes.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2017	2016
Operating cash flows	$(13,252)	$(7,682)
Investing cash flows	(702,456)	(416,118)
Financing cash flows	587,941	672,346

Net increase (decrease) in cash, cash equivalents and restricted cash	(127,767)	248,546
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$142,773	$295,316

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2017 and 2016 were $13.3 million and $7.7 million, respectively. The increase in operating cash outflows in 2017 compared to 2016 was primarily related to increased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2017 and 2016 were $702.5 million and $416.1 million respectively, and are primarily used to fund the construction costs for Stage 1 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $36.3 million during the three months ended March 31, 2017 from the return of collateral payments previously paid for the Liquefaction Project, including $5.0 million that was paid during three months ended March 31, 2016. Additionally, during the three months ended March 31, 2016, we used and additional $7.4 million primarily for infrastructure of the Liquefaction Project.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2017 were $587.9 million, primarily as a result of $548.0 million of borrowings under the 2015 CCH Credit Facility and $41.0 million of capital contributions from our parent, which was partially offset by $1.1 million of associated debt issuance and deferred financing costs. Financing cash inflows during the three months ended March 31, 2016 were $672.3 million, primarily as a result of $673.0 million of borrowings under the 2015 CCH Credit Facility, which was offset by $0.7 million of associated debt issuance and deferred financing costs.

Results of Operations

Our consolidated net loss was $1.8 million in the three months ended March 31, 2017, compared to a net loss of $160.9 million in the three months ended March 31, 2016. This $159.1 million decrease in net loss in 2017 was primarily a result of decreased derivative loss, net, which was partially offset by an increase in total expenses.

Loss from operations

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Revenues	$—	$—	$—

Operating and maintenance expense	706	216	490
Operating and maintenance expense—affiliate	53	3	50
Development expense (recovery)	92	(132)	224
Development expense (recovery)—affiliate	8	(178)	186
General and administrative expense	1,415	775	640
General and administrative expense—affiliate	311	17	294
Depreciation and amortization expense	134	32	102

Loss from operations	$(2,719)	$(733)	$(1,986)

Our loss from operations increased $2.0 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily as a result of increased expenses from increased ad valorem taxes, insurance costs, personnel costs and professional fees.

Other expense (income)

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Derivative loss (gain), net	$(1,000)	$160,176	$(161,176)
Other expense (income)	38	(25)	63
Total other expense (income)	$(962)	$160,151	$(161,113)

Derivative loss, net decreased $161.2 million from a $160.2 million net loss in the three months ended March 31, 2016 to a $1.0 million net gain in three months ended March 31, 2017. The net gain recognized during the three months ended March 31, 2017 was primarily due to a relative increase in the long-term forward LIBOR curve during the period. The net loss recognized during the three months ended March 31, 2016 was due to a relative decrease in the long-term forward LIBOR curve during the period.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 9—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the 2015 CCH Credit Facility (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in thousands):

	March 31, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(74,752)	$51,740	$(86,488)	$52,047

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017.

ITEM 5.	OTHER INFORMATION

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended March 31, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended March 31, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00021 Secondary Access Road, DMPA-1 Scope and Use, Credit for Material Disposal, Power Pole Relocation, dated June 29, 2016, (ii) the Change Order CO-00023 Differing Soil Conditions and Bed 24 Over-Excavation Due to Differing Soil Condition, dated June 29, 2016, (iii) the Change Order CO-00025 Priority 6 Roads Differing Soil Conditions and 102-J01 Over-Excavation due to Differing Soil Conditions, dated August 23, 2016, (iv) the Change Order CO-00027 Lines Traversing Laydown Area Access Road and Underground Utilities for Temporary Facilities, dated September 26, 2016, and (v) the Change Order CO-00032 Integrated Security System, dated February 3, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 8, 2017)

10.2
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00030, dated November 1, 2016 (Incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 8, 2017)

10.3
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00031 Flare System Modification Implementation, dated January 17, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.48 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-215435), filed on March 23, 2017)

10.4*
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00033 Marine Ground Flare, dated February 27, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

31.1*	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 3, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)