Form 10-Q
period 2017-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2017-08-08
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Note: The registrant became subject to these filing requirements on April 10, 2017. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of June 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	103,290	197,201
Advances to affiliate	13,629	20,108
Other current assets	1,353	37,195
Other current assets—affiliate	159	141
Total current assets	118,431	254,645

Non-current restricted cash	—	73,339
Property, plant and equipment, net	7,491,961	6,076,672
Debt issuance and deferred financing costs, net	109,581	155,847
Non-current advances under long-term contracts	—	46,398
Other non-current assets, net	37,285	29,547
Total assets	$7,757,258	$6,636,448

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$9,352	$9,120
Accrued liabilities	96,876	137,648
Due to affiliates	15,574	7,050
Derivative liabilities	31,672	43,383
Total current liabilities	153,474	197,201

Long-term debt, net	6,122,876	5,081,715
Non-current derivative liabilities	53,575	43,105
Other non-current liabilities—affiliate	—	618

Member’s equity	1,427,333	1,313,809
Total liabilities and member’s equity	$7,757,258	$6,636,448

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	858	321	1,564	537
Operating and maintenance expense—affiliate	96	17	149	20
Development expense (recovery)	323	(52)	415	(184)
Development expense (recovery)—affiliate	—	58	8	(120)
General and administrative expense	1,548	1,002	2,963	1,777
General and administrative expense—affiliate	153	274	464	291
Depreciation and amortization expense	155	52	289	84
Other	5	—	5	—
Total expenses	3,138	1,672	5,857	2,405

Loss from operations	(3,138)	(1,672)	(5,857)	(2,405)

Other expense
Loss on early extinguishment of debt	(32,480)	(29,011)	(32,480)	(29,011)
Derivative loss, net	(33,096)	(75,877)	(32,096)	(236,053)
Other expense	(44)	(25)	(82)	—
Total other expense	(65,620)	(104,913)	(64,658)	(265,064)

Net loss	$(68,758)	$(106,585)	$(70,515)	$(267,469)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2016	$1,313,809	$1,313,809
Capital contributions	184,039	184,039
Net loss	(70,515)	(70,515)
Balance at June 30, 2017	$1,427,333	$1,427,333

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(70,515)	$(267,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	289	84
Loss on early extinguishment of debt	32,480	29,011
Total losses on derivatives, net	32,479	236,053
Net cash used for settlement of derivative instruments	(33,720)	(13,710)
Other	5	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	157	761
Due to affiliates	726	(438)
Other, net	(1,047)	(1,350)
Other, net—affiliate	(636)	149
Net cash used in operating activities	(39,782)	(16,909)

Cash flows from investing activities
Property, plant and equipment, net	(1,382,418)	(1,031,602)
Other	32,391	(15,306)
Net cash used in investing activities	(1,350,027)	(1,046,908)

Cash flows from financing activities
Proceeds from issuances of debt	2,497,000	2,318,000
Repayments of debt	(1,436,050)	(1,050,660)
Debt issuance and deferred financing costs	(22,401)	(27,166)
Capital contributions	184,039	—
Other	(29)	(10)
Net cash provided by financing activities	1,222,559	1,240,164

Net increase (decrease) in cash, cash equivalents and restricted cash	(167,250)	176,347
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$103,290	$223,117

Balances per Consolidated Balance Sheet:

June 30, 2017
Cash and cash equivalents	$—
Restricted cash	103,290
Total cash, cash equivalents and restricted cash	$103,290

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing a natural gas liquefaction and export facility at the Corpus Christi LNG terminal (the “Liquefaction Facility”), which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facility, the “Liquefaction Project”) through wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth. Stage 1 and the Corpus Christi Pipeline are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place.

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

Results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$103,290	$197,201

Non-current restricted cash
Liquefaction Project	—	73,339

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal construction-in-process	$7,474,008	$6,060,299
LNG site and related costs	13,844	14,006
Total LNG terminal costs	7,487,852	6,074,305
Fixed assets
Fixed assets	4,598	2,620
Accumulated depreciation	(489)	(253)
Total fixed assets, net	4,109	2,367
Property, plant and equipment, net	$7,491,961	$6,076,672

Depreciation expense was $0.1 million and $42 thousand in the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million in the six months ended June 30, 2017 and 2016, respectively.

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“Interest Rate Derivatives”) to protect against volatility of future cash flows and hedge a portion of the variable-rate interest payments on our credit facility (the “2015 CCH Credit Facility”) and

•	natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Liquefaction Supply Derivatives”).

None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

Interest Rate Derivatives

As of June 30, 2017, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.9 billion	May 20, 2015	May 31, 2022	2.29%	One-month LIBOR

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

In May 2017, we settled a portion of our Interest Rate Derivatives and recognized a derivative loss of $13.0 million in conjunction with the termination of approximately $1.4 billion of commitments under the 2015 CCH Credit Facility, as discussed in Note 6—Debt.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	June 30,	December 31,
Balance Sheet Location	2017	2016
Derivative liabilities	$(31,672)	$(43,383)
Non-current derivative liabilities	(53,192)	(43,105)
Total derivative liabilities	$(84,864)	$(86,488)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest Rate Derivatives loss	$(33,096)	$(75,877)	$(32,096)	$(236,053)

Liquefaction Supply Derivatives

CCL entered into the Liquefaction Supply Derivatives during the six months ended June 30, 2017. The fair value of the Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

The fair value of substantially all of the Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of the Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of the Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of June 30, 2017, some of the Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. The forward notional natural gas buy position of the Liquefaction Supply Derivatives was approximately 280 TBtu as of June 30, 2017.

The following table includes quantitative information for the unobservable inputs for our Liquefaction Supply Derivatives as of June 30, 2017:

	Net Fair Value Liability (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$(383)	Income Approach	Basis Spread	$(0.098) - $0.080

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for net settlement. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Our derivative instruments are subject to contractual provisions which provide for the unconditional right of set-off for all derivative assets and liabilities with a given counterparty in the event of default.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets:

	June 30,	December 31,
Balance Sheet Location	2017	2016
Non-current derivative liabilities	$(383)	$—

The following table (in thousands) shows the changes in the fair value of our Liquefaction Supply Derivatives recorded in our Consolidated Statements of Operations during the three and six months ended June 30, 2017 and 2016:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2017	2016	2017	2016
Liquefaction Supply Derivatives loss	Operating and maintenance expense	$383	$—	$383	$—

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2017
Interest Rate Derivatives	$(86,112)	$1,248	$(84,864)
Liquefaction Supply Derivatives	(383)	—	(383)
As of December 31, 2016
Interest Rate Derivatives	(95,923)	9,435	(86,488)

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Interest costs and related debt fees	$9,401	$59,994
Liquefaction Project costs	74,369	73,150
Other	13,106	4,504
Total accrued liabilities	$96,876	$137,648

NOTE 6—DEBT

As of June 30, 2017 and December 31, 2016, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	—
2015 CCH Credit Facility	1,941,737	2,380,788
Unamortized debt issuance costs	(68,861)	(49,073)
Total long-term debt, net	6,122,876	5,081,715

Current debt
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Total debt, net	$6,122,876	$5,081,715

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2027 CCH Senior Notes

In May 2017, we issued an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which are jointly and severally guaranteed by our subsidiaries CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 CCH Credit Facility, resulting in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $32.5 million during both the three and six months ended June 30, 2017. Borrowings under the 2027 CCH Senior Notes accrue interest at a fixed rate of 5.125%, and interest on the 2027 CCH Senior Notes is payable semi-annually in arrears. The 2027 CCH Senior Notes are governed by the same common indenture as our other senior notes (the “CCH Indenture”), which contains customary terms and events of default, covenants and redemption terms.

At any time prior to January 1, 2027, we may redeem all or a part of the 2027 CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after January 1, 2027 through the maturity date of June 30, 2027, redeem the 2027 CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2027 CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

In connection with the closing of the sale of the 2027 CCH Senior Notes, we and the Guarantors entered into a registration rights agreement (the “CCH Registration Rights Agreement”). Under the terms of the CCH Registration Rights Agreement, we and the Guarantors have agreed, and any future guarantors will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2027 CCH Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2027 CCH Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after May 19, 2017. Under specified circumstances, we and the Guarantors have also agreed, and any future guarantors will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2027 CCH Senior Notes. We will be obligated to pay additional interest on the 2027 CCH Senior Notes if we fail to comply with our obligation to register them within the specified time period.

Credit Facilities

Below is a summary (in thousands) of our credit facilities outstanding as of June 30, 2017:

	2015 CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Outstanding balance	1,941,737	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	82,161
Available commitment	$2,629,714	$267,839

Interest rate	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%
Maturity date	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans

(1)	There is a 0.25% step-up for both LIBOR and base rate loans following completion of Trains 1 and 2 of the Liquefaction Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total interest cost	$88,168	$51,160	$168,356	$92,755
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(88,168)	(51,160)	(168,356)	(92,755)
Total interest expense, net	$—	$—	$—	$—

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,250,000	$4,518,438	$2,750,000	$2,901,563
Credit facilities (2)	1,941,737	1,941,737	2,380,788	2,380,788

(1)
Includes 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes (collectively, the “CCH Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the CCH Senior Notes and other similar instruments.

(2)
Includes 2015 CCH Credit Facility and CCH Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 7—RELATED PARTY TRANSACTIONS

We had $15.6 million and $7.1 million due to affiliates and zero and $0.6 million of other non-current liabilities—affiliate as of June 30, 2017 and December 31, 2016, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has entered into two fixed price 20-year SPAs with Cheniere Marketing International LLP (“Cheniere Marketing UK”). Under the first SPA (the “Cheniere Marketing Foundation SPA”), Cheniere Marketing UK will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 per MMBtu (a portion of which is subject to annual adjustment for inflation) of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. At Cheniere Marketing UK’s option, which has not been exercised yet, the Cheniere Marketing Foundation SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 40 TBtu of LNG. The second SPA (the “Cheniere Marketing Base SPA”) allows Cheniere Marketing UK to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs or to Cheniere Marketing UK under the Cheniere Marketing Foundation SPA, as determined by CCL in each contract year, in each case for a price consisting of a fixed fee of $3.00 per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. Under the Cheniere Marketing Base SPA, Cheniere Marketing UK may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

Services Agreements

We recorded aggregate expenses from affiliates on our Consolidated Statements of Operations of $0.2 million and $0.3 million during the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, under the services agreements below.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has entered into a gas and power supply services agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has entered into an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Facility. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements and other services required to operate and maintain the Liquefaction Facility. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

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

Management Services Agreements (“MSAs”)

CCL has entered into an MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Facility, excluding those matters provided for under the G&P Agreement and the CCL O&M Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Facility and obtaining insurance. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee equal to 3% of the capital expenditures incurred in the previous month and a fixed monthly fee of $375,000 for services with respect to such Train.

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

Lease Agreement

CCL has entered into agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”) to lease approximately 60 acres of land owned by Cheniere Land Holdings for the Liquefaction Facility. The total annual lease payment, paid in advance upon 30 days of the effective date of the respective leases, is $0.4 million, and the terms of the agreements range from three to five years. We recorded $0.1 million of lease expense related to these agreements as operating and maintenance expense—affiliate

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

for each of the three and six months ended June 30, 2017 and no expense during the six months ended June 30, 2016. As of June 30, 2017, we had $0.2 million of prepaid expense related to this agreement in other current assets—affiliate.

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

Equity Contribution Agreement

We have entered into an equity contribution agreement with Cheniere pursuant to which Cheniere has agreed to provide, directly or indirectly, at our request based on reaching specified milestones of the Liquefaction Project, cash contributions up to approximately $2.6 billion for Stage 1. As of June 30, 2017, we have received $1.7 billion in contributions from Cheniere under this agreement.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The following table (in thousands) provides supplemental disclosure of cash flow information:

	Six Months Ended June 30,
	2017	2016
Cash paid during the period for interest, net of amounts capitalized	$34,309	$—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $109.4 million and $173.6 million, as of June 30, 2017 and 2016, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of June 30, 2017:

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—SUPPLEMENTAL GUARANTOR INFORMATION

Our CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the CCH Indenture, (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indenture and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. See Note 6—Debt for additional information regarding the CCH Senior Notes.

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of June 30, 2017.

Condensed Consolidating Balance Sheet
June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	103,290	—	—	103,290
Advances to affiliate	—	13,629	—	13,629
Other current assets	446	907	—	1,353
Other current assets—affiliate	—	160	(1)	159
Total current assets	103,736	14,696	(1)	118,431

Property, plant and equipment, net	466,884	7,025,077	—	7,491,961
Debt issuance and deferred financing costs, net	109,581	—	—	109,581
Investments in subsidiaries	7,080,480	—	(7,080,480)	—
Other non-current assets, net	—	37,285	—	37,285
Total assets	$7,760,681	$7,077,058	$(7,080,481)	$7,757,258

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$429	$8,923	$—	$9,352
Accrued liabilities	10,576	86,300	—	96,876
Due to affiliates	114	15,460	—	15,574
Derivative liabilities	31,672	—	—	31,672
Total current liabilities	42,791	110,683	—	153,474

Long-term debt, net	6,122,876	—	—	6,122,876
Non-current derivative liabilities	53,192	383	—	53,575

Member’s equity	1,541,822	6,965,992	(7,080,481)	1,427,333
Total liabilities and member’s equity	$7,760,681	$7,077,058	$(7,080,481)	$7,757,258

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	858	—	858
Operating and maintenance expense—affiliate	—	96	—	96
Development expense	—	323	—	323
General and administrative expense	329	1,219	—	1,548
General and administrative expense—affiliate	—	153	—	153
Depreciation and amortization expense	—	155	—	155
Other	—	5	—	5
Total expenses	329	2,809	—	3,138

Loss from operations	(329)	(2,809)	—	(3,138)

Other income (expense)
Loss on early extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(33,096)	—	—	(33,096)
Other income (expense)	(45)	2,958	(2,957)	(44)
Total other income (expense)	(65,621)	2,958	(2,957)	(65,620)

Net income (loss)	$(65,950)	$149	$(2,957)	$(68,758)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	321	—	321
Operating and maintenance expense—affiliate	—	17	—	17
Development expense recovery	—	(52)	—	(52)
Development expense—affiliate	—	58	—	58
General and administrative expense	227	775	—	1,002
General and administrative expense—affiliate	—	274	—	274
Depreciation and amortization expense	—	52	—	52
Total expenses	227	1,445	—	1,672

Loss from operations	(227)	(1,445)	—	(1,672)

Other income (expense)
Loss on early extinguishment of debt	(29,011)	—	—	(29,011)
Derivative loss, net	(75,877)	—	—	(75,877)
Other income (expense)	(26)	1	—	(25)
Total other income (expense)	(104,914)	1	—	(104,913)

Net loss	$(105,141)	$(1,444)	$—	$(106,585)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	1,564	—	1,564
Operating and maintenance expense—affiliate	—	149	—	149
Development expense	—	415	—	415
Development expense—affiliate	—	8	—	8
General and administrative expense	640	2,323	—	2,963
General and administrative expense—affiliate	—	464	—	464
Depreciation and amortization expense	—	289	—	289
Other	—	5	—	5
Total expenses	640	5,217	—	5,857

Loss from operations	(640)	(5,217)	—	(5,857)

Other income (expense)
Loss on early extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(32,096)	—	—	(32,096)
Other income (expense)	(85)	7,818	(7,815)	(82)
Total other income (expense)	(64,661)	7,818	(7,815)	(64,658)

Net income (loss)	$(65,301)	$2,601	$(7,815)	$(70,515)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	537	—	537
Operating and maintenance expense—affiliate	—	20	—	20
Development expense recovery	—	(184)	—	(184)
Development expense recovery—affiliate	—	(120)	—	(120)
General and administrative expense	334	1,443	—	1,777
General and administrative expense—affiliate	—	291	—	291
Depreciation and amortization expense	—	84	—	84
Total expenses	334	2,071	—	2,405

Loss from operations	(334)	(2,071)	—	(2,405)

Other income (expense)
Loss on early extinguishment of debt	(29,011)	—	—	(29,011)
Derivative loss, net	(236,053)	—	—	(236,053)
Other income (expense)	(3)	3	—	—
Total other income (expense)	(265,067)	3	—	(265,064)

Net loss	$(265,401)	$(2,068)	$—	$(267,469)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(65,301)	$2,601	$(7,815)	$(70,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	—	289	—	289
Allowance for funds used during construction	—	(7,815)	7,815	—
Loss on early extinguishment of debt	32,480	—	—	32,480
Total losses on derivatives, net	32,096	383	—	32,479
Net cash used for settlement of derivative instruments	(33,720)	—	—	(33,720)
Other	—	5	—	5
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	128	29	—	157
Due to affiliates	115	611	—	726
Other, net	(293)	(754)	—	(1,047)
Other, net—affiliate	—	(636)	—	(636)
Net cash used in operating activities	(34,495)	(5,287)	—	(39,782)

Cash flows from investing activities
Property, plant and equipment, net	(202,665)	(1,179,753)	—	(1,382,418)
Investments in subsidiaries	(1,152,649)	—	1,152,649	—
Other	—	32,391	—	32,391
Net cash used in investing activities	(1,355,314)	(1,147,362)	1,152,649	(1,350,027)

Cash flows from financing activities
Proceeds from issuances of debt	2,497,000	—	—	2,497,000
Repayments of debt	(1,436,050)	—	—	(1,436,050)
Debt issuance and deferred financing costs	(22,401)	—	—	(22,401)
Capital contributions	184,039	1,152,806	(1,152,806)	184,039
Distributions	—	(157)	157	—
Other	(29)	—	—	(29)
Net cash provided by financing activities	1,222,559	1,152,649	(1,152,649)	1,222,559

Net decrease in cash, cash equivalents and restricted cash	(167,250)	—	—	(167,250)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$103,290	$—	$—	$103,290

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(265,401)	$(2,068)	$—	$(267,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	84	—	84
Loss on early extinguishment of debt	29,011	—	—	29,011
Total losses on derivatives, net	236,053	—	—	236,053
Net cash used for settlement of derivative instruments	(13,710)	—	—	(13,710)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	97	664	—	761
Due to affiliates	5	(443)	—	(438)
Other, net	(350)	(1,000)	—	(1,350)
Other, net—affiliate	—	149	—	149
Net cash used in operating activities	(14,295)	(2,614)	—	(16,909)

Cash flows from investing activities
Property, plant and equipment, net	(64,673)	(966,929)	—	(1,031,602)
Investments in subsidiaries	(984,849)	—	984,849	—
Other	—	(15,306)	—	(15,306)
Net cash used in investing activities	(1,049,522)	(982,235)	984,849	(1,046,908)

Cash flows from financing activities
Proceeds from issuances of debt	2,318,000	—	—	2,318,000
Repayments of debt	(1,050,660)	—	—	(1,050,660)
Debt issuance and deferred financing costs	(27,166)	—	—	(27,166)
Capital contributions	—	984,849	(984,849)	—
Other	(10)	—	—	(10)
Net cash provided by financing activities	1,240,164	984,849	(984,849)	1,240,164

Net increase in cash, cash equivalents and restricted cash	176,347	—	—	176,347
Cash, cash equivalents and restricted cash—beginning of period	46,770	—	—	46,770
Cash, cash equivalents and restricted cash—end of period	$223,117	$—	$—	$223,117

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

Overview of Business

We were formed in September 2014 to develop, construct, operate, maintain and own a natural gas liquefaction and export facility (the “Liquefaction Facility”) and a pipeline facility (collectively, the “Liquefaction Project”) on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, through wholly-owned subsidiaries CCL and CCP, respectively.

The Liquefaction Project is being developed for up to three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The Liquefaction Project is being developed in stages. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The Liquefaction Project also includes a 23-mile natural gas supply pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”). Stage 1 and the Corpus Christi Pipeline are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place.

Overview of Significant Events

Our significant accomplishments since January 1, 2017 and through the filing date of this Form 10-Q include our issuance of an aggregate principal amount of $1.5 billion of 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under our credit facility (the “2015 CCH Credit Facility”).

Liquidity and Capital Resources

The following table (in thousands) provides a summary of our liquidity position at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	103,290	270,540
Available commitments under the following credit facilities:
2015 CCH Credit Facility (“2015 CCH Credit Facility”)	2,629,714	3,602,714
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	267,839	350,000

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

	Stage 1
Overall project completion percentage	67.9%
Project completion percentage of:
Engineering	100%
Procurement	87.8%
Subcontract work	39.2%
Construction	41.0%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

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

In addition, CCL has entered into two fixed price 20-year SPAs with Cheniere Marketing International LLP (“Cheniere Marketing UK”). Under the first SPA (the “Cheniere Marketing Foundation SPA”), Cheniere Marketing UK will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. At Cheniere Marketing UK’s option, which has not been exercised yet, the Cheniere Marketing Foundation SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 40 TBtu of LNG. The second SPA (the “Cheniere Marketing Base SPA”) allows Cheniere Marketing UK to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs or to Cheniere Marketing UK under the Cheniere Marketing Foundation SPA, as determined by CCL in each contract year, in each case for a price consisting of a fixed fee of $3.00 per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. Under the Cheniere Marketing Base SPA, Cheniere Marketing UK may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. We expect to enter into gas supply contracts under these enabling agreements as and when required for the Liquefaction Project. As of June 30, 2017, CCL has secured up to approximately 280 TBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through June 30, 2017. Total expected capital costs for Stage 1 are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies. Included in these estimates are total expected capital costs for the Corpus Christi Pipeline of between $350 million and $400 million, including the estimated contingency.

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

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flow from CCL and CCP and equity contributions from Cheniere. The following table (in thousands) provides a summary of our capital resources for the Liquefaction Project, excluding any equity contributions, at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Senior notes (1)	$4,250,000	$2,750,000
Credit facilities outstanding balance (2)	1,941,737	2,380,788
Letters of credit issued (2)	82,161	—
Available commitments under credit facilities (2)	2,897,553	3,952,714
Total capital resources from borrowings and available commitments	$9,171,451	$9,083,502

(1)
Includes 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) and 2027 CCH Senior Notes (collectively, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 6—Debt of our Notes to Consolidated Financial Statements.

CCH Senior Notes

In May 2017, we issued aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, in addition to the existing 2024 CCH Senior Notes and 2025 CCH Senior Notes. The CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (“CCP GP”, and collectively with CCL and CCP, each a “Guarantor” and collectively, the “Guarantors”).

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

2015 CCH Credit Facility

In May 2015, we entered into the 2015 CCH Credit Facility. Our obligations under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of June 30, 2017 and December 31, 2016, we had $2.6 billion and $3.6 billion of available commitments and $1.9 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In December 2016, we entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the Liquefaction Project. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the 2015 CCH Credit Facility. We did not have any amounts outstanding under the CCH Working Capital Facility as of both June 30, 2017 and December 31, 2016 and $82.2 million and zero aggregate amount of letters of credit were issued as of June 30, 2017 and December 31, 2016, respectively.

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

Equity Contribution Agreement

In May 2015, we entered into an equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide tiered equity contributions of approximately $2.6 billion for Stage 1 and the Corpus Christi Pipeline. The first tier of equity funding of approximately $1.5 billion (the “First Tier Equity Funding”) was contributed to us concurrently with the closing of the 2015 CCH Credit Facility. The second tier of equity funding, up to a maximum amount of approximately $1.1 billion, will be contributed concurrently and pro rata with funding under our project financing debt starting on the date on which further disbursements of such debt would result in a senior debt to equity ratio of greater than 75/25 (the “Second Tier Pro Rata Equity Funding”). As of June 30, 2017, we have received $1.7 billion in contributions under the Equity Contribution Agreement, of which approximately $1.5 billion was the First Tier Equity Funding and approximately $0.2 billion was part of the Second Tier Pro Rata Equity Funding. On March 2, 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the CEI Equity Contribution Agreement to provide the Second Tier Pro Rata Equity Funding to us and for general corporate purposes.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2017	2016
Operating cash flows	$(39,782)	$(16,909)
Investing cash flows	(1,350,027)	(1,046,908)
Financing cash flows	1,222,559	1,240,164

Net increase (decrease) in cash, cash equivalents and restricted cash	(167,250)	176,347
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$103,290	$223,117

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2017 and 2016 were $39.8 million and $16.9 million, respectively. The increase in operating cash outflows in 2017 compared to 2016 was primarily related to increased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2017 and 2016 were $1.4 billion and $1.0 billion, respectively, and are primarily used to fund the construction costs for Stage 1 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $36.3 million during the six months ended June 30, 2017 from the return of collateral payments previously paid for the Liquefaction Project, which was offset by $3.9 million paid for infrastructure to support the Liquefaction Project. During the six months ended June 30, 2016, we used an additional $15.3 million primarily for infrastructure of the Liquefaction Project, including $5.0 million of the collateral payments returned to us during the six months ended June 30, 2017.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2017 were $1.2 billion, primarily as a result of:

•	$973.0 million of borrowings under the 2015 CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$24.0 million of borrowings and $24.0 million of repayments made under the CCH Working Capital Facility;

•	$22.4 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$184.0 million of equity contributions from Cheniere.
Financing cash inflows during the six months ended June 30, 2016 were $1.2 billion, primarily as a result of:

•	$1.1 billion of borrowings under the 2015 CCH Credit Facility;

•
issuance of an aggregate principal amount of $1.25 billion of the 2024 CCH Senior Notes in May 2016, which were use to prepay $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility; and

•	$27.2 million of debt issuance costs related to up-front fees paid upon the closing of these transactions.

Results of Operations

Our consolidated net loss was $68.8 million in the three months ended June 30, 2017, compared to a net loss of $106.6 million in the three months ended June 30, 2016. This $37.8 million decrease in net loss in 2017 was primarily a result of decreased derivative loss, net.

Our consolidated net loss was $70.5 million in the six months ended June 30, 2017, compared to a net loss of $267.5 million in the six months ended June 30, 2016. This $197 million decrease in net loss in 2017 was primarily a result of decreased derivative loss, net.

Loss from operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues	$—	$—	$—	$—	$—	$—

Operating and maintenance expense	858	321	537	1,564	537	1,027
Operating and maintenance expense—affiliate	96	17	79	149	20	129
Development expense (recovery)	323	(52)	375	415	(184)	599
Development expense (recovery)—affiliate	—	58	(58)	8	(120)	128
General and administrative expense	1,548	1,002	546	2,963	1,777	1,186
General and administrative expense—affiliate	153	274	(121)	464	291	173
Depreciation and amortization expense	155	52	103	289	84	205
Other	5	—	5	5	—	5

Loss from operations	$(3,138)	$(1,672)	$(1,466)	$(5,857)	$(2,405)	$(3,452)

Our loss from operations increased $1.5 million and $3.5 million during the three and six months ended June 30, 2017, respectively, from the comparable periods in 2016 primarily as a result of increased expenses from increased ad valorem taxes, insurance costs, labor costs and professional fees.

Other expense

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Loss on early extinguishment of debt	$32,480	$29,011	$3,469	$32,480	$29,011	$3,469
Derivative loss, net	33,096	75,877	(42,781)	32,096	236,053	(203,957)
Other expense	44	25	19	82	—	82
Total other expense	$65,620	$104,913	$(39,293)	$64,658	$265,064	$(200,406)

Derivative loss, net decreased during the three and six months ended June 30, 2017 from the comparable periods in 2016 primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the three and six months ended June 30, 2017, we also recognized a $13.0 million loss in May 2017 upon the settlement of interest rate swaps associated with approximately $1.4 billion of commitments that were terminated under the 2015 CCH Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(383)	$38	$—	$—

See Note 4—Derivative Instruments for additional details about our derivative instruments.

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

	June 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(84,864)	$43,802	$(86,488)	$52,047

ITEM 4.	CONTROLS AND PROCEDURES

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

Compliance Disclosure

Pursuant to Section 13(r) of the Exchange Act, if during the quarter ended June 30, 2017, we or any of our affiliates had engaged in certain transactions with Iran or with persons or entities designated under certain executive orders, we would be required to disclose information regarding such transactions in our quarterly report on Form 10-Q as required under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012. During the quarter ended June 30, 2017, we did not engage in any transactions with Iran or with persons or entities related to Iran.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of May 19, 2017, among Cheniere Corpus Christi Holdings, LLC, as issuer, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on May 19, 2017)

4.2	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.1 above)
10.1*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00034 Condensate Tie-In, Utility Water Tie-In, and Feed Gas Tie-In Relocation, dated April 18, 2017 and (ii) the Change Order CO-00035 Nitrogen Tie-In Relocation, dated April 21, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.2
Registration Rights Agreement, dated as of May 19, 2017, among Cheniere Corpus Christi Holdings, LLC and Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P. and Corpus Christi Pipeline GP, LLC, as guarantors, and RBC Capital Markets, LLC, for itself and as representative of the purchasers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on May 19, 2017)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 7, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)