Form 10-Q
period 2017-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2017-11-09
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units, an energy unit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units, an energy unit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Organizational Structure

The following diagram depicts our abbreviated organizational structure as of September 30, 2017, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	116,513	197,201
Advances to affiliate	10,600	20,108
Other current assets	1,164	37,195
Other current assets—affiliate	279	141
Total current assets	128,556	254,645

Non-current restricted cash	—	73,339
Property, plant and equipment, net	7,834,810	6,076,672
Debt issuance and deferred financing costs, net	103,879	155,847
Non-current advances under long-term contracts	—	46,398
Other non-current assets, net	37,545	29,547
Total assets	$8,104,790	$6,636,448

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$7,576	$9,120
Accrued liabilities	178,665	137,648
Due to affiliates	16,578	7,050
Derivative liabilities	30,099	43,383
Total current liabilities	232,918	197,201

Long-term debt, net	6,333,804	5,081,715
Non-current derivative liabilities	49,231	43,105
Other non-current liabilities—affiliate	—	618

Member’s equity	1,488,837	1,313,809
Total liabilities and member’s equity	$8,104,790	$6,636,448

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	533	338	2,097	875
Operating and maintenance expense (recovery)—affiliate	1,504	(3)	1,653	17
Development expense (recovery)	82	77	497	(107)
Development expense (recovery)—affiliate	—	86	8	(34)
General and administrative expense	861	1,066	3,824	2,843
General and administrative expense—affiliate	289	180	753	471
Depreciation and amortization expense	248	65	537	149
Impairment expense and loss on disposal of assets	2,059	—	2,064	—
Total expenses	5,576	1,809	11,433	4,214

Loss from operations	(5,576)	(1,809)	(11,433)	(4,214)

Other income (expense)
Loss on early extinguishment of debt	—	—	(32,480)	(29,011)
Derivative gain (loss), net	(2,906)	20,113	(35,002)	(215,940)
Other expense	(95)	(74)	(177)	(74)
Total other income (expense)	(3,001)	20,039	(67,659)	(245,025)

Net income (loss)	$(8,577)	$18,230	$(79,092)	$(249,239)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2016	$1,313,809	$1,313,809
Capital contributions	254,120	254,120
Net loss	(79,092)	(79,092)
Balance at September 30, 2017	$1,488,837	$1,488,837

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(79,092)	$(249,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	537	149
Loss on early extinguishment of debt	32,480	29,011
Total losses on derivatives, net	34,707	215,940
Net cash used for settlement of derivative instruments	(42,160)	(23,400)
Impairment expense and loss on disposal of assets	2,064	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	495	(89)
Due to affiliates	1,176	(214)
Other, net	(1,032)	(1,125)
Other, net—affiliate	(756)	154
Net cash used in operating activities	(51,581)	(28,813)

Cash flows from investing activities
Property, plant and equipment, net	(1,629,173)	(1,573,923)
Other	25,995	(44,362)
Net cash used in investing activities	(1,603,178)	(1,618,285)

Cash flows from financing activities
Proceeds from issuances of debt	2,706,000	2,871,000
Repayments of debt	(1,436,050)	(1,050,660)
Debt issuance and deferred financing costs	(23,309)	(27,282)
Capital contributions	254,120	92
Other	(29)	(10)
Net cash provided by financing activities	1,500,732	1,793,140

Net increase (decrease) in cash, cash equivalents and restricted cash	(154,027)	146,042
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$116,513	$192,812

Balances per Consolidated Balance Sheet:

September 30, 2017
Cash and cash equivalents	$—
Restricted cash	116,513
Total cash, cash equivalents and restricted cash	$116,513

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

Results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2017.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Current restricted cash
Liquefaction Project	$116,513	$197,201

Non-current restricted cash
Liquefaction Project	—	73,339

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in thousands):

	September 30,	December 31,
	2017	2016
LNG terminal costs
LNG terminal construction-in-process	$7,816,238	$6,060,299
LNG site and related costs	13,844	14,006
Total LNG terminal costs	7,830,082	6,074,305
Fixed assets
Fixed assets	5,432	2,620
Accumulated depreciation	(704)	(253)
Total fixed assets, net	4,728	2,367
Property, plant and equipment, net	$7,834,810	$6,076,672

Depreciation expense was $0.3 million and $47 thousand in the three months ended September 30, 2017 and 2016, respectively, and $0.5 million and $0.1 million in the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we had the following Interest Rate Derivatives outstanding:

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets:

	September 30,	December 31,
Balance Sheet Location	2017	2016
Derivative liabilities	$(30,099)	$(43,383)
Non-current derivative liabilities	(49,231)	(43,105)
Total derivative liabilities	$(79,330)	$(86,488)

The following table (in thousands) shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Rate Derivatives gain (loss)	$(2,906)	$20,113	$(35,002)	$(215,940)

Liquefaction Supply Derivatives

CCL entered into the Liquefaction Supply Derivatives during the nine months ended September 30, 2017. The fair value of the Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts as of the reporting date.

The fair value of substantially all of the Liquefaction Supply Derivatives is developed through the use of internal models which are impacted by inputs that are unobservable in the marketplace. As a result, the fair value of the Liquefaction Supply Derivatives is designated as Level 3 within the valuation hierarchy. The curves used to generate the fair value of the Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. Internal fair value models include conditions precedent to the respective long-term natural gas supply contracts. As of September 30, 2017, some of the Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. The forward notional natural gas buy position of the Liquefaction Supply Derivatives was approximately 362 TBtu as of September 30, 2017.

The following table includes quantitative information for the unobservable inputs for our Liquefaction Supply Derivatives as of September 30, 2017:

	Net Fair Value Asset (in thousands)	Valuation Technique	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$295	Income Approach	Basis Spread	$(0.095) - $0.078

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table (in thousands) shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets:

	September 30,	December 31,
Balance Sheet Location	2017	2016
Other non-current assets, net	$295	$—

The following table (in thousands) shows the changes in the fair value from the mark-to-market gains of our Liquefaction Supply Derivatives recorded in our Consolidated Statements of Operations during the three and nine months ended September 30, 2017 and 2016:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2017	2016	2017	2016
Liquefaction Supply Derivatives gain	Operating and maintenance expense	$(678)	$—	$(295)	$—

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table (in thousands) shows the fair value of our derivatives outstanding on a gross and net basis:

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2017
Interest Rate Derivatives	$(79,937)	$607	$(79,330)
Liquefaction Supply Derivatives	328	(33)	295
As of December 31, 2016
Interest Rate Derivatives	(95,923)	9,435	(86,488)

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2017 and December 31, 2016, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Interest costs and related debt fees	$72,769	$59,994
Liquefaction Project costs	94,886	73,150
Other	11,010	4,504
Total accrued liabilities	$178,665	$137,648

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of September 30, 2017 and December 31, 2016, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	—
2015 CCH Credit Facility	2,150,737	2,380,788
Unamortized debt issuance costs	(66,933)	(49,073)
Total long-term debt, net	6,333,804	5,081,715

Current debt
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Total debt, net	$6,333,804	$5,081,715

2017 Debt Issuances and Redemptions

2027 CCH Senior Notes

In May 2017, we issued an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which are jointly and severally guaranteed by our subsidiaries CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). Net proceeds of the offering of approximately $1.4 billion, after deducting commissions, fees and expenses and provisioning for incremental interest required under the 2027 CCH Senior Notes during construction, were used to prepay a portion of the outstanding borrowings under the 2015 CCH Credit Facility, resulting in a write-off of debt issuance costs associated with the 2015 CCH Credit Facility of $32.5 million during the nine months ended September 30, 2017. Borrowings under the 2027 CCH Senior Notes accrue interest at a fixed rate of 5.125%, and interest on the 2027 CCH Senior Notes is payable semi-annually in arrears. The 2027 CCH Senior Notes are governed by the same common indenture as our other senior notes (the “CCH Indenture”), which contains customary terms and events of default, covenants and redemption terms.

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

In connection with the closing of the sale of the 2027 CCH Senior Notes, we and the Guarantors entered into a registration rights agreement (the “CCH Registration Rights Agreement”). Under the CCH Registration Rights Agreement, we and the Guarantors have agreed, and any future guarantors of the 2027 CCH Senior Notes will agree, to use commercially reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to exchange any and all of the 2027 CCH Senior Notes for a like aggregate principal amount of our debt securities with terms identical in all material respects to the 2027 CCH Senior Notes sought to be exchanged (other than with respect to restrictions on transfer or to any increase in annual interest rate), within 360 days after May 19, 2017. Under specified circumstances, we and the Guarantors have also agreed, and any future guarantors of the 2027 CCH Senior Notes will also agree, to use commercially reasonable efforts to cause to become effective a shelf registration statement relating to resales of the 2027 CCH Senior Notes. We will be obligated to pay additional interest on the 2027 CCH Senior Notes if we fail to comply with our obligation to register them within the specified time period.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary (in thousands) of our credit facilities outstanding as of September 30, 2017:

	2015 CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Outstanding balance	2,150,737	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	162,503
Available commitment	$2,420,714	$187,497

Interest rate	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%
Maturity date	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans

(1)	There is a 0.25% step-up for both LIBOR and base rate loans following the completion of Trains 1 and 2 of the Liquefaction Project as defined in the common terms agreement.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total interest cost	$95,204	$61,649	$263,560	$154,404
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(95,204)	(61,649)	(263,560)	(154,404)
Total interest expense, net	$—	$—	$—	$—

Fair Value Disclosures

The following table (in thousands) shows the carrying amount and estimated fair value of our debt:

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,250,000	$4,583,750	$2,750,000	$2,901,563
Credit facilities (2)	2,150,737	2,150,737	2,380,788	2,380,788

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—RELATED PARTY TRANSACTIONS

We had $16.6 million and $7.1 million due to affiliates and zero and $0.6 million of other non-current liabilities—affiliate as of September 30, 2017 and December 31, 2016, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has two fixed price 20-year SPAs with Cheniere Marketing International LLP (“Cheniere Marketing UK”). Under the first SPA (the “Amended Cheniere Marketing Foundation SPA”), Cheniere Marketing UK will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 per MMBtu (a portion of which is subject to annual adjustment for inflation) of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. At Cheniere Marketing UK’s option, which has not been exercised yet, the Amended Cheniere Marketing Foundation SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 40 TBtu of LNG. The second SPA (the “Cheniere Marketing Base SPA”) allows Cheniere Marketing UK to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs or to Cheniere Marketing UK under the Amended Cheniere Marketing Foundation SPA, as determined by CCL in each contract year, in each case for a price consisting of a fixed fee of $3.00 per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. Under the Cheniere Marketing Base SPA, Cheniere Marketing UK may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

Services Agreements

We recorded aggregate expenses from affiliates on our Consolidated Statements of Operations of $1.7 million and $0.3 million during the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively, under the services agreements below.

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has a G&P Agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Facility. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements and other services required to operate and maintain the Liquefaction Facility. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facility, for services performed while the Liquefaction Facility is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

CCP has an O&M Agreement (“CCP O&M Agreement”) with O&M Services pursuant to which CCP receives all of the necessary services required to construct, operate and maintain the Corpus Christi Pipeline. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

materials, overseeing contractors and other services required to operate and maintain the Corpus Christi Pipeline. CCP is required to reimburse O&M Services for all operating expenses incurred on behalf of CCP.

Management Services Agreements (“MSAs”)

CCL has an MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Facility, excluding those matters provided for under the G&P Agreement and the CCL O&M Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Facility and obtaining insurance. Prior to the substantial completion of each Train of the Liquefaction Facility, no monthly fee payment is required except for reimbursement of expenses. After substantial completion of each Train, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee equal to 3% of the capital expenditures incurred in the previous month and a fixed monthly fee of $375,000 for services with respect to such Train.

CCP has an MSA with Shared Services pursuant to which Shared Services manages CCP’s operations and business, excluding those matters provided for under the CCP O&M Agreement. The services include, among other services, exercising the day-to-day management of CCP’s affairs and business, managing CCP’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Corpus Christi Pipeline and obtaining insurance. CCP is required to reimburse Shared Services for the aggregate of all costs and expenses incurred in the course of performing the services under the MSA.

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”) to lease approximately 60 acres of land owned by Cheniere Land Holdings for the Liquefaction Facility. The total annual lease payment, paid in advance upon 30 days of the effective date of the respective leases, is $0.4 million, and the terms of the agreements range from three to five years. We recorded $0.1 million and $0.2 million of lease expense related to these agreements as operating and maintenance expense—affiliate for the three and nine months ended September 30, 2017, respectively, and $11,000 of expense during each of the three and nine months ended September 30, 2016. As of September 30, 2017, we had $0.3 million of prepaid expense related to this agreement in other current assets—affiliate.

In September 2016, CCP entered into a pipeline right of way easement agreement with Cheniere Land Holdings granting CCP the right to construct, install and operate a natural gas pipeline on land owned by Cheniere Land Holdings. CCP had made a one-time payment of $0.3 million to Cheniere Land Holdings for the permanent easement of this land as of December 31, 2016.

Dredge Material Disposal Agreement

CCL has a dredge material disposal agreement with Cheniere Land Holdings that terminates in 2025 which grants CCL permission to use land owned by Cheniere Land Holdings for the deposit of dredge material from the construction and maintenance of the Liquefaction Facility. Under the terms of the agreement, CCL will pay Cheniere Land Holdings $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards.

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

State Tax Sharing Agreements
CCL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCL will pay to Cheniere an amount equal to the state and local tax that CCL would be required to pay if CCL’s state and local tax liability were calculated on a separate company basis.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CCL under this agreement; therefore, Cheniere has not demanded any such payments from CCL. The agreement is effective for tax returns due on or after May 2015.

CCP has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCP and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCP will pay to Cheniere an amount equal to the state and local tax that CCP would be required to pay if CCP’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere for which Cheniere could have demanded payment from CCP under this agreement; therefore, Cheniere has not demanded any such payments from CCP. The agreement is effective for tax returns due on or after May 2015.

Equity Contribution Agreement

We have an equity contribution agreement with Cheniere pursuant to which Cheniere has agreed to provide, directly or indirectly, at our request based on reaching specified milestones of the Liquefaction Project, cash contributions up to approximately $2.6 billion for Stage 1. As of September 30, 2017, we have received $1.8 billion in contributions from Cheniere under this agreement.

NOTE 8—SUPPLEMENTAL CASH FLOW INFORMATION

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $194.2 million and $213.8 million, as of September 30, 2017 and 2016, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 9—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of recent accounting standards that had not been adopted by the Company as of September 30, 2017:

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
January 1, 2018
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. We plan to adopt this standard using the full retrospective approach. Preliminarily, we do not anticipate that the adoption will have a material impact upon our revenues. Furthermore, we routinely enter into new contracts and we cannot predict with certainty whether the accounting for any future contract under the new standard would result in a significant change from existing guidance. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this conclusion could change as we finalize our assessment.

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of September 30, 2017.

Condensed Consolidating Balance Sheet
September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	116,513	—	—	116,513
Advances to affiliate	—	10,600	—	10,600
Other current assets	317	847	—	1,164
Other current assets—affiliate	—	280	(1)	279
Total current assets	116,830	11,727	(1)	128,556

Property, plant and equipment, net	558,367	7,276,443	—	7,834,810
Debt issuance and deferred financing costs, net	103,879	—	—	103,879
Investments in subsidiaries	7,312,131	—	(7,312,131)	—
Other non-current assets, net	—	37,545	—	37,545
Total assets	$8,091,207	$7,325,715	$(7,312,132)	$8,104,790

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$68	$7,508	$—	$7,576
Accrued liabilities	73,018	105,647	—	178,665
Due to affiliates	—	16,578	—	16,578
Derivative liabilities	30,099	—	—	30,099
Total current liabilities	103,185	129,733	—	232,918

Long-term debt, net	6,333,804	—	—	6,333,804
Non-current derivative liabilities	49,231	—	—	49,231
Deferred tax liability	—	3,677	(3,677)	—

Member’s equity	1,604,987	7,192,305	(7,308,455)	1,488,837
Total liabilities and member’s equity	$8,091,207	$7,325,715	$(7,312,132)	$8,104,790

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	533	—	533
Operating and maintenance expense—affiliate	—	1,516	(12)	1,504
Development expense	—	82	—	82
General and administrative expense	192	669	—	861
General and administrative expense—affiliate	—	289	—	289
Depreciation and amortization expense	—	248	—	248
Impairment expense and loss on disposal of assets	—	2,059	—	2,059
Total expenses	192	5,396	(12)	5,576

Loss from operations	(192)	(5,396)	12	(5,576)

Other income (expense)
Derivative loss, net	(2,906)	—	—	(2,906)
Other income (expense)	(97)	3,722	(3,720)	(95)
Other income—affiliate	—	12	(12)	—
Total other income (expense)	(3,003)	3,734	(3,732)	(3,001)

Loss before income taxes	(3,195)	(1,662)	(3,720)	(8,577)
Income tax provision	—	(3,677)	3,677	—
Net loss	$(3,195)	$(5,339)	$(43)	$(8,577)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	338	—	338
Operating and maintenance expense recovery —affiliate	—	(3)	—	(3)
Development expense	—	77	—	77
Development expense—affiliate	—	86	—	86
General and administrative expense	120	946	—	1,066
General and administrative expense—affiliate	—	180	—	180
Depreciation and amortization expense	—	65	—	65
Total expenses	120	1,689	—	1,809

Loss from operations	(120)	(1,689)	—	(1,809)

Other income (expense)
Derivative gain, net	20,113	—	—	20,113
Other income (expense)	(76)	2	—	(74)
Total other income	20,037	2	—	20,039

Net income (loss)	$19,917	$(1,687)	$—	$18,230

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	2,097	—	2,097
Operating and maintenance expense—affiliate	—	1,665	(12)	1,653
Development expense	—	497	—	497
Development expense—affiliate	—	8	—	8
General and administrative expense	832	2,992	—	3,824
General and administrative expense—affiliate	—	753	—	753
Depreciation and amortization expense	—	537	—	537
Impairment expense and loss on disposal of assets	—	2,064	—	2,064
Total expenses	832	10,613	(12)	11,433

Loss from operations	(832)	(10,613)	12	(11,433)

Other income (expense)
Loss on early extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(35,002)	—	—	(35,002)
Other income (expense)	(182)	11,540	(11,535)	(177)
Other income—affiliate	—	12	(12)	—
Total other income (expense)	(67,664)	11,552	(11,547)	(67,659)

Income (loss) before income taxes	(68,496)	939	(11,535)	(79,092)
Income tax provision	—	(3,677)	3,677	—

Net income (loss)	$(68,496)	$(2,738)	$(7,858)	$(79,092)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	875	—	875
Operating and maintenance expense—affiliate	—	17	—	17
Development expense recovery	—	(107)	—	(107)
Development expense recovery—affiliate	—	(34)	—	(34)
General and administrative expense	454	2,389	—	2,843
General and administrative expense—affiliate	—	471	—	471
Depreciation and amortization expense	—	149	—	149
Total expenses	454	3,760	—	4,214

Loss from operations	(454)	(3,760)	—	(4,214)

Other income (expense)
Loss on early extinguishment of debt	(29,011)	—	—	(29,011)
Derivative loss, net	(215,940)	—	—	(215,940)
Other income (expense)	(79)	5	—	(74)
Total other income (expense)	(245,030)	5	—	(245,025)

Net loss	$(245,484)	$(3,755)	$—	$(249,239)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(68,496)	$(2,738)	$(7,858)	$(79,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	—	537	—	537
Allowance for funds used during construction	—	(11,535)	11,535	—
Deferred income taxes	—	3,677	(3,677)	—
Loss on early extinguishment of debt	32,480	—	—	32,480
Total losses (gains) on derivatives, net	35,002	(295)	—	34,707
Net cash used for settlement of derivative instruments	(42,160)	—	—	(42,160)
Impairment expense and loss on disposal of assets	—	2,064	—	2,064
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22	473	—	495
Due to affiliates	—	1,176	—	1,176
Other, net	(163)	(869)	—	(1,032)
Other, net—affiliate	—	(756)	—	(756)
Net cash used in operating activities	(43,315)	(8,266)	—	(51,581)

Cash flows from investing activities
Property, plant and equipment, net	(227,143)	(1,402,030)	—	(1,629,173)
Investments in subsidiaries	(1,384,301)	—	1,384,301	—
Other	—	25,995	—	25,995
Net cash used in investing activities	(1,611,444)	(1,376,035)	1,384,301	(1,603,178)

Cash flows from financing activities
Proceeds from issuances of debt	2,706,000	—	—	2,706,000
Repayments of debt	(1,436,050)	—	—	(1,436,050)
Debt issuance and deferred financing costs	(23,309)	—	—	(23,309)
Capital contributions	254,120	1,384,458	(1,384,458)	254,120
Distributions	—	(157)	157	—
Other	(29)	—	—	(29)
Net cash provided by financing activities	1,500,732	1,384,301	(1,384,301)	1,500,732

Net decrease in cash, cash equivalents and restricted cash	(154,027)	—	—	(154,027)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$116,513	$—	$—	$116,513

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2016
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net loss	$(245,484)	$(3,755)	$—	$(249,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	149	—	149
Loss on early extinguishment of debt	29,011	—	—	29,011
Total losses on derivatives, net	215,940	—	—	215,940
Net cash used for settlement of derivative instruments	(23,400)	—	—	(23,400)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	134	(223)	—	(89)
Due to affiliates	—	(214)	—	(214)
Other, net	(247)	(878)	—	(1,125)
Other, net—affiliate	—	154	—	154
Net cash used in operating activities	(24,046)	(4,767)	—	(28,813)

Cash flows from investing activities
Property, plant and equipment, net	(95,340)	(1,478,583)	—	(1,573,923)
Investments in subsidiaries	(1,527,712)	—	1,527,712	—
Other	—	(44,362)	—	(44,362)
Net cash used in investing activities	(1,623,052)	(1,522,945)	1,527,712	(1,618,285)

Cash flows from financing activities
Proceeds from issuances of debt	2,871,000	—	—	2,871,000
Repayments of debt	(1,050,660)	—	—	(1,050,660)
Debt issuance and deferred financing costs	(27,282)	—	—	(27,282)
Capital contributions	92	1,527,712	(1,527,712)	92
Other	(10)	—	—	(10)
Net cash provided by financing activities	1,793,140	1,527,712	(1,527,712)	1,793,140

Net increase in cash, cash equivalents and restricted cash	146,042	—	—	146,042
Cash, cash equivalents and restricted cash—beginning of period	46,770	—	—	46,770
Cash, cash equivalents and restricted cash—end of period	$192,812	$—	$—	$192,812

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements.” All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:

•
statements that we expect to commence or complete construction of our proposed LNG terminal, liquefaction facilities, pipeline facilities or other projects, or any expansions thereof, by certain dates, or at all;

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

Liquidity and Capital Resources

The following table (in thousands) provides a summary of our liquidity position at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	116,513	270,540
Available commitments under the following credit facilities:
2015 CCH Credit Facility	2,420,714	3,602,714
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	187,497	350,000

For additional information regarding our debt agreements, see Note 6—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 7—Debt of our Notes to Consolidated and Combined Financial Statements in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017.

Liquefaction Facilities

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal, on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. The following table summarizes the overall project status of Stage 1 of the Liquefaction Project as of September 30, 2017:

	Stage 1
Overall project completion percentage	72.4%
Project completion percentage of:
Engineering	100%
Procurement	89.4%
Subcontract work	49.4%
Construction	49.2%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas. A party to the proceeding requested a rehearing of the authorization to non-FTA countries, which was denied by the DOE in May 2016. In July 2016, the same party petitioned the U.S. Court of Appeals for the District of Columbia Circuit (the “Court of Appeals”) to review the authorization to non-FTA countries and the DOE order denying the request for rehearing of the same. The Court of Appeals denied the petition in November 2017, and the time for review of the court’s denial has not yet expired. The terms of each of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from 7 to 10 years from the date the order was issued.

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

In addition, CCL has entered into two fixed price 20-year SPAs with Cheniere Marketing International LLP (“Cheniere Marketing UK”). Under the first SPA (the “Amended Cheniere Marketing Foundation SPA”), Cheniere Marketing UK will purchase LNG from CCL for a price consisting of a fixed fee of $3.50 (a portion of which is subject to annual adjustment for inflation) per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. At Cheniere Marketing UK’s option, which has not been exercised yet, the Amended Cheniere Marketing Foundation SPA commences upon the date of first commercial delivery for Train 2 and includes an annual contract quantity of 40 TBtu of LNG. The second SPA (the “Cheniere Marketing Base SPA”) allows Cheniere Marketing UK to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs or to Cheniere Marketing UK under the Amended Cheniere Marketing Foundation SPA, as determined by CCL in each contract year, in each case for a price consisting of a fixed fee of $3.00 per MMBtu of LNG plus a variable fee equal to 115% of Henry Hub per MMBtu of LNG. Under the Cheniere Marketing Base SPA, Cheniere Marketing UK may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. We expect to enter into gas supply contracts under these enabling agreements as and when required for the Liquefaction Project. As of September 30, 2017, CCL has secured up to approximately 362 TBtu of natural gas feedstock through long-term natural gas supply contracts.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through September 30, 2017. Total expected capital costs for Stage 1 and the Corpus Christi Pipeline are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies and total expected capital costs for the Corpus Christi Pipeline of between $350 million and $400 million.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the Liquefaction Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017 and is nearing completion.

Final Investment Decision on Stage 2

We will contemplate making an FID to commence construction of Stage 2 of the Liquefaction Project based upon, among other things, entering into acceptable commercial arrangements and obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project debt and borrowings, operating cash flow from CCL and CCP and equity contributions from Cheniere. The following table (in thousands) provides a summary of our capital resources for the Liquefaction Project, excluding any equity contributions, at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Senior notes (1)	$4,250,000	$2,750,000
Credit facilities outstanding balance (2)	2,150,737	2,380,788
Letters of credit issued (2)	162,503	—
Available commitments under credit facilities (2)	2,608,211	3,952,714
Total capital resources from borrowings and available commitments	$9,171,451	$9,083,502

(1)
Includes 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) and 2027 CCH Senior Notes (collectively, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 6—Debt of our Notes to Consolidated Financial Statements and Note 7—Debt of our Notes to Consolidated and Combined Financial Statements in our registration statement on Form S-4, as amended, filed with the SEC and declared effective on April 10, 2017.

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

2015 CCH Credit Facility

In May 2015, we entered into the 2015 CCH Credit Facility. Our obligations under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of September 30, 2017 and December 31, 2016, we had $2.4 billion and $3.6 billion of available commitments and $2.2 billion and $2.4 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

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

Under the 2015 CCH Credit Facility, we are required to hedge not less than 65% of the variable interest rate exposure of our senior secured debt. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, the completion of the construction of Trains 1 and 2 of the Liquefaction Project, funding of a debt service reserve account equal to six months of debt service and achieving a historical debt service coverage ratio and fixed projected debt service coverage ratio of at least 1.25:1.00.
CCH Working Capital Facility

In December 2016, we entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the Liquefaction Project. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the 2015 CCH Credit Facility. We did not have any amounts outstanding under the CCH Working Capital Facility as of both September 30, 2017 and December 31, 2016 and $162.5 million and zero aggregate amount of letters of credit were issued as of September 30, 2017 and December 31, 2016, respectively.

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

Equity Contribution Agreement

In May 2015, we entered into an equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide tiered equity contributions of approximately $2.6 billion for Stage 1 and the Corpus Christi Pipeline. The first tier of equity funding of approximately $1.5 billion (the “First Tier Equity Funding”) was contributed to us concurrently with the closing of the 2015 CCH Credit Facility. The second tier of equity funding, up to a maximum amount of approximately $1.1 billion, will be contributed concurrently and pro rata with funding under our project financing debt starting on the date on which further disbursements of such debt would result in a senior debt to equity ratio of greater than 75/25 (the “Second Tier Pro Rata Equity Funding”). As of September 30, 2017, we have received $1.8 billion in contributions under the Equity Contribution Agreement, of which approximately $1.5 billion was the First Tier Equity Funding and approximately $0.3 billion was part of the Second Tier Pro Rata Equity Funding. On March 2, 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement to provide the Second Tier Pro Rata Equity Funding to us and for general corporate purposes.

Sources and Uses of Cash

The following table (in thousands) summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2017 and 2016. The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2017	2016
Operating cash flows	$(51,581)	$(28,813)
Investing cash flows	(1,603,178)	(1,618,285)
Financing cash flows	1,500,732	1,793,140

Net increase (decrease) in cash, cash equivalents and restricted cash	(154,027)	146,042
Cash, cash equivalents and restricted cash—beginning of period	270,540	46,770
Cash, cash equivalents and restricted cash—end of period	$116,513	$192,812

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2017 and 2016 were $51.6 million and $28.8 million, respectively. The increase in operating cash outflows in 2017 compared to 2016 was primarily related to increased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during each of the nine months ended September 30, 2017 and 2016 were $1.6 billion and are primarily used to fund the construction costs for Stage 1 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $36.3 million during the nine months ended September 30, 2017 from the return of collateral payments previously paid for the Liquefaction Project, which was offset by $10.3 million paid for infrastructure to support the Liquefaction Project. During the nine months ended September 30, 2016, we used an additional $44.4 million primarily for infrastructure of the Liquefaction Project, which included the $36.3 million of collateral payments that were returned to us during the nine months ended September 30, 2017.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2017 were $1.5 billion, primarily as a result of:

•	$1.2 billion of borrowings under the 2015 CCH Credit Facility;

•	issuance of an aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the 2015 CCH Credit Facility;

•	$24.0 million of borrowings and $24.0 million of repayments made under the CCH Working Capital Facility;

•	$23.3 million of debt issuance and deferred financing costs related to up-front fees paid upon the closing of these transactions; and

•	$254.1 million of equity contributions from Cheniere.

Financing cash inflows during the nine months ended September 30, 2016 were $1.8 billion, primarily as a result of:

•	$1.6 billion of borrowings under the 2015 CCH Credit Facility;

•	issuance of an aggregate principal amount of $1.25 billion of the 2024 CCH Senior Notes, which was used to prepay $1.1 billion of outstanding borrowings under the 2015 CCH Credit Facility; and

•	$27.3 million of debt issuance costs related to up-front fees paid upon the closing of these transactions.

Results of Operations

Our consolidated net loss was $8.6 million in the three months ended September 30, 2017, compared to net income of $18.2 million in the three months ended September 30, 2016. This $26.8 million increase in net loss in 2017 was primarily a result of increased derivative loss, net associated with interest rate derivative activity.

Our consolidated net loss was $79.1 million in the nine months ended September 30, 2017, compared to a net loss of $249.2 million in the nine months ended September 30, 2016. This $170.1 million decrease in net loss in 2017 was primarily a result of decreased derivative loss, net associated with interest rate derivative activity.

In August 2017, Hurricane Harvey struck the Texas and Louisiana coasts, and the Corpus Christi LNG terminal experienced a temporary suspension in construction. The terminal did not sustain significant damage, and the effects of Hurricane Harvey did not have a material impact on our Consolidated Financial Statements.

Loss from operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Revenues	$—	$—	$—	$—	$—	$—

Operating and maintenance expense	533	338	195	2,097	875	1,222
Operating and maintenance expense (recovery)—affiliate	1,504	(3)	1,507	1,653	17	1,636
Development expense (recovery)	82	77	5	497	(107)	604
Development expense (recovery)—affiliate	—	86	(86)	8	(34)	42
General and administrative expense	861	1,066	(205)	3,824	2,843	981
General and administrative expense—affiliate	289	180	109	753	471	282
Depreciation and amortization expense	248	65	183	537	149	388
Impairment expense and loss on disposal of assets	2,059	—	2,059	2,064	—	2,064

Loss from operations	$(5,576)	$(1,809)	$(3,767)	$(11,433)	$(4,214)	$(7,219)

Our loss from operations increased $3.8 million and $7.2 million during the three and nine months ended September 30, 2017, respectively, from the comparable periods in 2016 primarily as a result of increased expenses from increased ad valorem taxes, insurance costs, labor costs and professional fees.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	Change	2017	2016	Change
Loss on early extinguishment of debt	$—	$—	$—	$32,480	$29,011	$3,469
Derivative loss (gain), net	2,906	(20,113)	23,019	35,002	215,940	(180,938)
Other expense	95	74	21	177	74	103
Total other expense (income)	$3,001	$(20,039)	$23,040	$67,659	$245,025	$(177,366)

Derivative loss, net increased from a net gain during the three months ended September 30, 2016 to a net loss during the three months ended September 30, 2017 primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods. Derivative loss, net decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the nine months ended September 30, 2017, we also recognized a $13.0 million loss in May 2017 upon the settlement of interest rate swaps associated with approximately $1.4 billion of commitments that were terminated under the 2015 CCH Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in thousands):

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$295	$34	$—	$—

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

	September 30, 2017		December 31, 2016
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(79,330)	$42,638	$(86,488)	$52,047

See Note 4—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1
Consent for Amendment to the Common Security and Account Agreement, dated September 7, 2017, among Cheniere Corpus Christi Holdings, LLC, as Company, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P., and Corpus Christi Pipeline GP, LLC, as Guarantors, the Senior Creditor Group Representatives party thereto from time to time, Société Générale, as Intercreditor Agent and Security Trustee, and Mizuho Bank, Ltd., as Account Bank (Incorporated by reference to Exhibit 10.51 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

10.2
Consent for Amendment to the Common Terms Agreement, dated September 7, 2017, among Cheniere Corpus Christi Holdings, LLC, as Borrower, Corpus Christi Liquefaction, LLC, Cheniere Corpus Christi Pipeline, L.P., Corpus Christi Pipeline GP, LLC, as Guarantors, Société Générale, as Term Loan Facility Agent and Intercreditor Agent and any other facility agents party thereto from time to time (Incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

10.3
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between Corpus Christi Liquefaction, LLC and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00036 Security Fencing Revisions, 138kV Overhead Power Stop Work, Additional Permanent Plant Access Control System Changes, and Wet/Dry Flare Expansion Loop Relocation, dated August 3, 2017 and (ii) the Change Order CO-00037 9% Nickel Lump Sum Conversion, dated September 14, 2017 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.) (Incorporated by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-4 (SEC File No. 333-221307), filed on November 2, 2017)

31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 8, 2017	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 8, 2017	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)