Form 10-K/A
period 2017-12-31
Cheniere Corpus Christi Holdings, LLC
filed 2018-04-27
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 21, 2018 (the “Original Filing”) is filed to solely to refile Exhibit 10.23, for which confidential treatment was requested, to include information that was previously redacted pursuant to the confidential treatment request.  Exhibit 10.23 hereto supersedes in its entirety Exhibit 10.23 previously filed with the Original Filing.  Other than disclosing information that was previously redacted, Exhibit 10.23 filed hereto remains unchanged from the exhibit filed with the Original Filing.

Part II

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

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

4.6	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.5 above)

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
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

21.1ƒ	Subsidiaries of the Company

Exhibit No.	Description
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1ƒƒ	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INSƒ	XBRL Instance Document
101.SCHƒ	XBRL Taxonomy Extension Schema Document
101.CALƒ	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEFƒ	XBRL Taxonomy Extension Definition Linkbase Document
101.LABƒ	XBRL Taxonomy Extension Labels Linkbase Document
101.PREƒ	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
ƒ	Filed with Original Filing.
ƒƒ	Furnished with Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	April 27, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	April 27, 2018	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)