Form 10-Q
period 2018-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2018-05-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	82,767	226,559
Advances to affiliate	36,267	31,486
Other current assets	1,341	1,494
Other current assets—affiliate	195	190
Total current assets	120,570	259,729

Property, plant and equipment, net	8,712,509	8,261,383
Debt issuance and deferred financing costs, net	93,980	98,175
Non-current derivative assets	49,364	2,469
Other non-current assets, net	38,488	38,124
Total assets	$9,014,911	$8,659,880

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$4,647	$6,461
Accrued liabilities	134,394	258,060
Due to affiliates	9,761	23,789
Derivative liabilities	6,476	19,609
Other current liabilities	2	—
Total current liabilities	155,280	307,919

Long-term debt, net	6,937,188	6,669,476
Non-current derivative liabilities	475	15,209

Member’s equity	1,921,968	1,667,276
Total liabilities and member’s equity	$9,014,911	$8,659,880

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$—	$—

Expenses
Operating and maintenance expense	966	706
Operating and maintenance expense—affiliate	466	53
Development expense	34	92
Development expense—affiliate	—	8
General and administrative expense	850	1,415
General and administrative expense—affiliate	403	311
Depreciation and amortization expense	371	134
Total expenses	3,090	2,719

Loss from operations	(3,090)	(2,719)

Other income (expense)
Derivative gain, net	68,849	1,000
Other expense	(67)	(38)
Total other income	68,782	962

Net income (loss)	$65,692	$(1,757)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	189,000	189,000
Net income	65,692	65,692
Balance at March 31, 2018	$1,921,968	$1,921,968

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$65,692	$(1,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	371	134
Total gains on derivatives, net	(68,733)	(1,000)
Net cash used for settlement of derivative instruments	(6,292)	(10,736)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(345)	303
Due to affiliates	(147)	676
Other, net	(143)	(306)
Other, net—affiliate	(5)	(566)
Net cash used in operating activities	(9,602)	(13,252)

Cash flows from investing activities
Property, plant and equipment, net	(589,061)	(738,797)
Other	—	36,341
Net cash used in investing activities	(589,061)	(702,456)

Cash flows from financing activities
Proceeds from issuances of debt	266,000	548,000
Debt issuance and deferred financing costs	(129)	(1,088)
Capital contributions	189,000	41,029
Net cash provided by financing activities	454,871	587,941

Net decrease in cash, cash equivalents and restricted cash	(143,792)	(127,767)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$82,767	$142,773

Balances per Consolidated Balance Sheet:

March 31, 2018
Cash and cash equivalents	$—
Restricted cash	82,767
Total cash, cash equivalents and restricted cash	$82,767

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing a natural gas liquefaction and export facility at the Corpus Christi LNG terminal (the “Liquefaction Facility”), which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facility, the “Liquefaction Project”) through wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Trains 1 and 2 are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place. The construction of the Corpus Christi Pipeline is expected to be completed in second quarter of 2018.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2017. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2018 and December 31, 2017, restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$82,767	$226,559

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in thousands):

	March 31,	December 31,
	2018	2017
LNG terminal costs
LNG terminal construction-in-process	$8,693,402	$8,242,520
LNG site and related costs	13,844	13,844
Total LNG terminal costs	8,707,246	8,256,364
Fixed assets
Fixed assets	6,618	6,042
Accumulated depreciation	(1,355)	(1,023)
Total fixed assets, net	5,263	5,019
Property, plant and equipment, net	$8,712,509	$8,261,383

Depreciation expense was $0.3 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

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

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2018. See Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

Interest Rate Derivatives

As of March 31, 2018, we had the following Interest Rate Derivatives outstanding:

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

	March 31,	December 31,
Balance Sheet Location	2018	2017
Other current assets	$263	$—
Non-current derivative assets	49,096	2,469
Total derivative assets	49,359	2,469

Derivative liabilities	(6,476)	(19,609)
Non-current derivative liabilities	—	(15,118)
Total derivative liabilities	(6,476)	(34,727)

Derivative asset (liability), net	$42,883	$(32,258)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain, net on our Consolidated Statements of Operations during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest Rate Derivatives gain	$68,849	$1,000

Liquefaction Supply Derivatives

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

The curves used to generate the fair value of the Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of March 31, 2018 and December 31, 2017, some of the Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. As of March 31, 2018 and December 31, 2017, CCL had secured up to approximately 2,057 TBtu and 2,024 TBtu, respectively, of natural gas feedstock through natural gas supply contracts supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent. The forward notional natural gas buy position of the Liquefaction Supply Derivatives was approximately 1,052 TBtu and 1,019 TBtu as of March 31, 2018 and December 31, 2017, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Liquefaction Supply Derivatives as of March 31, 2018:

	Net Fair Value Liability (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$(207)	Market approach incorporating present value techniques	Basis Spread	$(0.725) - $0.050

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance, beginning of period	$(91)	$—
Realized and mark-to-market gains:
Included in operating and maintenance expense	351	—
Purchases	(467)	—
Balance, end of period	$(207)	$—
Change in unrealized losses relating to instruments still held at end of period	$351	$—

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

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
Balance Sheet Location	2018	2017
Non-current derivative assets	$268	$—

Non-current derivative liabilities	(475)	(91)

Derivative liability, net	$(207)	$(91)

The following table shows the changes in the fair value of our Liquefaction Supply Derivatives recorded in our Consolidated Statements of Operations during the three months ended March 31, 2018 and 2017 (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2018	2017
Liquefaction Supply Derivatives loss	Operating and maintenance expense	$116	$—

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2018
Interest Rate Derivatives	$49,446	$(87)	$49,359
Interest Rate Derivatives	(6,945)	469	(6,476)
Liquefaction Supply Derivatives	347	(79)	268
Liquefaction Supply Derivatives	(1,249)	774	(475)
As of December 31, 2017
Interest Rate Derivatives	$2,808	$(339)	$2,469
Interest Rate Derivatives	(34,747)	20	(34,727)
Liquefaction Supply Derivatives	(130)	39	(91)

NOTE 5—ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Interest costs and related debt fees	$64,335	$136,283
Liquefaction Project costs	61,412	107,055
Other	8,647	14,722
Total accrued liabilities	$134,394	$258,060

NOTE 6—DEBT

As of March 31, 2018 and December 31, 2017, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
2015 CCH Credit Facility	2,750,737	2,484,737
Unamortized debt issuance costs	(63,549)	(65,261)
Total long-term debt, net	6,937,188	6,669,476

Current debt
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Total debt, net	$6,937,188	$6,669,476

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2018 (in thousands):

	2015 CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Less:
Outstanding balance	2,750,737	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	288,575
Available commitment	$1,820,714	$61,425

Interest rate	LIBOR plus 2.25% or base rate plus 1.25% (1)	LIBOR plus 1.50% - 2.00% or base rate plus 0.50% - 1.00%
Maturity date	Earlier of May 13, 2022 or second anniversary of CCL Trains 1 and 2 completion date	December 14, 2021, with various terms for underlying loans

(1)	There is a 0.25% step-up for both LIBOR and base rate loans following the completion of Trains 1 and 2 of the Liquefaction Project as defined in the common terms agreement.

Restrictive Debt Covenants

As of March 31, 2018, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Total interest cost	$101,195	$80,188
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(101,195)	(80,188)
Total interest expense, net	$—	$—

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,250,000	$4,441,250	$4,250,000	$4,590,625
Credit facilities (2)	2,750,737	2,750,737	2,484,737	2,484,737

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—REVENUES FROM CONTRACTS WITH CUSTOMERS

We have entered into numerous SPAs with third party customers for the sale of LNG on a Free on Board (“FOB”) (delivered to the customer at the Corpus Christi LNG terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Corpus Christi LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfers to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the optional exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the optional exception, variable consideration related to the sale of LNG is also not included in the transaction price.

Fees received pursuant to SPAs are recognized as LNG revenues only after substantial completion of the respective Train. Prior to substantial completion, sales generated during the commissioning phase are offset against the cost of construction for the respective Train, as the production and removal of LNG from storage is necessary to test the facility and bring the asset to the condition necessary for its intended use.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.5	12.0

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following optional exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. The receipt of such variable consideration is considered constrained due to the uncertainty of ultimate pricing and receipt and we have not included such variable consideration in the transaction price.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train or obtaining financing. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of March 31, 2017.

NOTE 8—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating and maintenance expense—affiliate
Services Agreements	$233	$—
Lease Agreements	233	53
Total operating and maintenance expense—affiliate	466	53

Development expense—affiliate
Services Agreements	—	8

General and administrative expense—affiliate
Services Agreements	403	311

We had $9.8 million and $23.8 million due to affiliates as of March 31, 2018 and December 31, 2017, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has a fixed price 20-year SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facility that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance.

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

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease approximately 85 acres of land owned by Cheniere Land Holdings for the Liquefaction Facility. The total annual lease payment is $0.4 million, and the terms of the agreements range from three to five years.

In February 2018, CCL entered into agreements with Cheniere Land Holdings which grants CCL a limited license to use certain roads on land owned by Cheniere Land Holdings for the Liquefaction Facility. The total annual lease payment is $0.1 million, and the term of each agreement is five years.

We had $0.2 million as of both March 31, 2018 and December 31, 2017 of prepaid expense related to these agreements in other current assets—affiliate.

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

Equity Contribution Agreements

Equity Contribution Agreement

We have an equity contribution agreement with Cheniere pursuant to which Cheniere has agreed to provide, directly or indirectly, at our request based on reaching specified milestones of the Liquefaction Project, cash contributions up to approximately $2.6 billion for Stage 1. As of March 31, 2018, we have received $1.9 billion in contributions from Cheniere under this agreement.

Early Works Equity Contribution Agreement

In December 2017, we entered into an early works equity contribution agreement with Cheniere pursuant to which Cheniere is obligated to provide, directly or indirectly, at our request based on amounts due and payable in respect of limited notices to proceed issued under the Stage 2 EPC Contract, cash contributions of up to $310.0 million to us for the early works related to Stage 2. The amount of cash contributions Cheniere provides may be increased by Cheniere in its sole discretion. As of March 31, 2018, we have received $135.0 million in contributions from Cheniere under this agreement.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$64,656	$2,052

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $134.0 million and $213.4 million as of March 31, 2018 and 2017, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of March 31, 2018:

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
January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we expect that the requirement to recognize all leases on our Consolidated Balance Sheets will be a significant change from current practice but will not have a material impact upon our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We also expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Additionally, the following table provides a brief description of recent accounting standards that were adopted by us during the reporting period:

Standard	Description	Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 7—Revenues from Contracts with Customers for additional disclosures.

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires the immediate recognition of the tax consequences of intercompany asset transfers other than inventory. This guidance may be early adopted, but only at the beginning of an annual period, and must be adopted using a modified retrospective approach.
		January 1, 2018	The adoption of this guidance did not have an impact on our Consolidated Financial Statements or related disclosures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—SUPPLEMENTAL GUARANTOR INFORMATION

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of March 31, 2018.

Condensed Consolidating Balance Sheet
March 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	82,762	5	—	82,767
Advances to affiliate	—	36,267	—	36,267
Other current assets	342	999	—	1,341
Other current assets—affiliate	—	196	(1)	195
Total current assets	83,104	37,467	(1)	120,570

Property, plant and equipment, net	748,394	7,964,115	—	8,712,509
Debt issuance and deferred financing costs, net	93,980	—	—	93,980
Non-current derivative assets	49,096	268	—	49,364
Investments in subsidiaries	8,074,525	—	(8,074,525)	—
Other non-current assets, net	—	38,488	—	38,488
Total assets	$9,049,099	$8,040,338	$(8,074,526)	$9,014,911

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$139	$4,508	$—	$4,647
Accrued liabilities	64,868	69,526	—	134,394
Due to affiliates	661	9,100	—	9,761
Derivative liabilities	6,476	—	—	6,476
Other current liabilities	—	2	—	2
Total current liabilities	72,144	83,136	—	155,280

Long-term debt, net	6,937,188	—	—	6,937,188
Non-current derivative liabilities	—	475	—	475
Deferred tax liability	—	3,880	(3,880)	—

Member’s equity	2,039,767	7,952,847	(8,070,646)	1,921,968
Total liabilities and member’s equity	$9,049,099	$8,040,338	$(8,074,526)	$9,014,911

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	226,559	—	—	226,559
Advances to affiliate	—	31,486	—	31,486
Other current assets	246	1,248	—	1,494
Other current assets—affiliate	—	191	(1)	190
Total current assets	226,805	32,925	(1)	259,729

Property, plant and equipment, net	651,687	7,609,696	—	8,261,383
Debt issuance and deferred financing costs, net	98,175	—	—	98,175
Non-current derivative assets	2,469	—	—	2,469
Investments in subsidiaries	7,648,111	—	(7,648,111)	—
Other non-current assets, net	—	38,124	—	38,124
Total assets	$8,627,247	$7,680,745	$(7,648,112)	$8,659,880

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$82	$6,379	$—	$6,461
Accrued liabilities	136,389	121,671	—	258,060
Due to affiliates	—	23,789	—	23,789
Derivative liabilities	19,609	—	—	19,609
Total current liabilities	156,080	151,839	—	307,919

Long-term debt, net	6,669,476	—	—	6,669,476
Non-current derivative liabilities	15,118	91	—	15,209
Deferred tax liability	—	2,983	(2,983)	—

Member’s equity	1,786,573	7,525,832	(7,645,129)	1,667,276
Total liabilities and member’s equity	$8,627,247	$7,680,745	$(7,648,112)	$8,659,880

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	966	—	966
Operating and maintenance expense—affiliate	—	466	—	466
Development expense	—	34	—	34
General and administrative expense	99	751	—	850
General and administrative expense—affiliate	—	403	—	403
Depreciation and amortization expense	13	358	—	371
Total expenses	112	2,978	—	3,090

Loss from operations	(112)	(2,978)	—	(3,090)

Other income (expense)
Derivative gain, net	68,849	—	—	68,849
Other income (expense)	(68)	4,476	(4,475)	(67)
Total other income	68,781	4,476	(4,475)	68,782

Income before income taxes	68,669	1,498	(4,475)	65,692
Income tax provision	—	(897)	897	—
Net income	$68,669	$601	$(3,578)	$65,692

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	706	—	706
Operating and maintenance expense—affiliate	—	53	—	53
Development expense	—	92	—	92
Development expense—affiliate	—	8	—	8
General and administrative expense	311	1,104	—	1,415
General and administrative expense—affiliate	—	311	—	311
Depreciation and amortization expense	—	134	—	134
Total expenses	311	2,408	—	2,719

Loss from operations	(311)	(2,408)	—	(2,719)

Other income (expense)
Derivative gain, net	1,000	—	—	1,000
Other income (expense)	(40)	4,860	(4,858)	(38)
Total other income	960	4,860	(4,858)	962

Net income (loss)	$649	$2,452	$(4,858)	$(1,757)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$68,669	$601	$(3,578)	$65,692
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	13	358	—	371
Allowance for funds used during construction	—	(4,475)	4,475	—
Deferred income taxes	—	897	(897)	—
Total losses (gains) on derivatives, net	(68,849)	116	—	(68,733)
Net cash used for settlement of derivative instruments	(6,292)	—	—	(6,292)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(111)	(234)	—	(345)
Due to affiliates	—	(147)	—	(147)
Other, net	167	(310)	—	(143)
Other, net—affiliate	—	(5)	—	(5)
Net cash used in operating activities	(6,403)	(3,199)	—	(9,602)

Cash flows from investing activities
Property, plant and equipment, net	(165,851)	(423,210)	—	(589,061)
Investments in subsidiaries	(426,414)	—	426,414	—
Net cash used in investing activities	(592,265)	(423,210)	426,414	(589,061)

Cash flows from financing activities
Proceeds from issuances of debt	266,000	—	—	266,000
Debt issuance and deferred financing costs	(129)	—	—	(129)
Capital contributions	189,000	426,414	(426,414)	189,000
Net cash provided by financing activities	454,871	426,414	(426,414)	454,871

Net increase (decrease) in cash, cash equivalents and restricted cash	(143,797)	5	—	(143,792)
Cash, cash equivalents and restricted cash—beginning of period	226,559	—	—	226,559
Cash, cash equivalents and restricted cash—end of period	$82,762	$5	$—	$82,767

Balances per Condensed Consolidating Balance Sheet:

	March 31, 2018
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	82,762	5	—	82,767
Total cash, cash equivalents and restricted cash	$82,762	$5	$—	$82,767

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$649	$2,452	$(4,858)	$(1,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	—	134	—	134
Allowance for funds used during construction	—	(4,858)	4,858	—
Total gains on derivatives, net	(1,000)	—	—	(1,000)
Net cash used for settlement of derivative instruments	(10,736)	—	—	(10,736)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	269	34	—	303
Due to affiliates	—	676	—	676
Other, net	117	(423)	—	(306)
Other, net—affiliate	—	(566)	—	(566)
Net cash used in operating activities	(10,701)	(2,551)	—	(13,252)

Cash flows from investing activities
Property, plant and equipment, net	(82,239)	(656,558)	—	(738,797)
Investments in subsidiaries	(622,768)	—	622,768	—
Other	—	36,341	—	36,341
Net cash used in investing activities	(705,007)	(620,217)	622,768	(702,456)

Cash flows from financing activities
Proceeds from issuances of debt	548,000	—	—	548,000
Debt issuance and deferred financing costs	(1,088)	—	—	(1,088)
Capital contributions	41,029	622,768	(622,768)	41,029
Net cash provided by financing activities	587,941	622,768	(622,768)	587,941

Net decrease in cash, cash equivalents and restricted cash	(127,767)	—	—	(127,767)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$142,773	$—	$—	$142,773

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

The Liquefaction Project is being developed in stages for up to three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The Liquefaction Project also includes the Corpus Christi Pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines. Stage 1 and the Corpus Christi Pipeline are currently under construction, and Train 3 is being commercialized and has all necessary regulatory approvals in place. The construction of the Corpus Christi Pipeline is expected to be completed in second quarter of 2018.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Strategic

•	In February 2018, CCL entered into a 20-year SPA with PetroChina International Company Limited, a subsidiary of China National Petroleum Corporation, for the sale of LNG beginning in 2023.
Financial

•
In April 2018, Cheniere engaged financial institutions to assist in the structuring and arranging of up to $6.4 billion of credit facilities for us through an amendment and upsize of our existing credit facilities (the “2015 CCH Credit Facility”), the proceeds of which will be used to fund a portion of the costs of developing, constructing and placing into service three Trains and related facilities of the Liquefaction Project, and the related pipeline being developed near Corpus Christi, Texas and for related business purposes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	82,767	226,559
Available commitments under the following credit facilities:
2015 CCH Credit Facility	1,820,714	2,086,714
$350 million CCH Working Capital Facility (“CCH Working Capital Facility”)	61,425	186,422

For additional information regarding our debt agreements, see Note 6—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Liquefaction Facilities

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. The following table summarizes the overall project status of Stage 1 of the Liquefaction Project as of March 31, 2018:

	Stage 1
Overall project completion percentage	85.7%
Completion percentage of:
Engineering	100%
Procurement	100%
Subcontract work	68.9%
Construction	68.1%
Expected date of substantial completion	Train 1	1H 2019
	Train 2	2H 2019

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

Customers

CCL entered into eight fixed-price SPAs with terms of at least 20 years (plus extension rights) with seven third parties to make available an aggregate amount of LNG that is between approximately 85% to 95% of the expected aggregate adjusted nominal production capacity of Trains 1 and 2. Under these eight SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of Stage 1 of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for Train 1 or Train 2, as specified in each SPA.

In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $550 million for Train 1, increasing to $1.4 billion upon the date of first commercial delivery of Train 2 of the Liquefaction Project, with the applicable fixed fees generally starting from the date of first commercial delivery from the applicable Train, as specified in each SPA.

CCL expects to sell LNG that it produces that is in excess of the contract quantities committed under CCL’s third-party SPAs to Cheniere Marketing International LLP, an indirect wholly-owned subsidiary of Cheniere.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2018, CCL has secured up to approximately 2,057 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Stage 1, which does not include the Corpus Christi Pipeline, is approximately $7.8 billion, reflecting amounts incurred under change orders through March 31, 2018. Total expected capital costs for Stage 1 and the Corpus Christi Pipeline are estimated to be between $9.0 billion and $10.0 billion before financing costs, and between $11.0 billion and $12.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies and total expected capital costs for the Corpus Christi Pipeline of between $350 million and $400 million. The total contract price of the EPC contract for Stage 2, which was amended and restated in December 2017, is approximately $2.4 billion.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the Liquefaction Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017 and is expected to be completed in second quarter of 2018.

Final Investment Decision on Stage 2

We have issued limited notice to proceed to Bechtel for the commencement of certain engineering, procurement and construction activities for Stage 2 of the Liquefaction Project. Final investment decision and full notice to proceed for Stage 2 of the Liquefaction Project will be contingent on obtaining adequate financing to construct the facility.

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. The following table provides a summary of our capital resources for the Liquefaction Project, excluding any equity contributions, at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Senior notes (1)	$4,250,000	$4,250,000
Credit facilities outstanding balance (2)	2,750,737	2,484,737
Letters of credit issued (2)	288,575	163,578
Available commitments under credit facilities (2)	1,882,139	2,273,136
Total capital resources from borrowings and available commitments	$9,171,451	$9,171,451

(1)	Includes 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025 and 5.125% Senior Secured Notes due 2027 (collectively, the “CCH Senior Notes”).

(2)	Includes 2015 CCH Credit Facility and CCH Working Capital Facility.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 6—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

CCH Senior Notes

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

2015 CCH Credit Facility

In May 2015, we entered into the 2015 CCH Credit Facility. Our obligations under the 2015 CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of March 31, 2018 and December 31, 2017, we had $1.8 billion and $2.1 billion of available commitments and $2.8 billion and $2.5 billion of outstanding borrowings under the 2015 CCH Credit Facility, respectively.

The principal of the loans made under the 2015 CCH Credit Facility must be repaid in quarterly installments, commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following project completion and (2) a set date determined by reference to the date under which a certain LNG buyer linked to Train 2 of the Liquefaction Project is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the project completion and designed to achieve a minimum projected fixed debt service coverage ratio of 1.55:1.00.

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
CCH Working Capital Facility

In December 2016, we entered into the $350 million CCH Working Capital Facility, which is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the Liquefaction Project. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the 2015 CCH Credit Facility. We did not have any amounts outstanding under the CCH Working Capital Facility as of both March 31, 2018 and December 31, 2017 and we had $288.6 million and $163.6 million aggregate amount of letters of credit were issued as of March 31, 2018 and December 31, 2017, respectively.

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

Equity Contribution Agreement

In May 2015, we entered into an equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide tiered equity contributions of approximately $2.6 billion for Stage 1 and the Corpus Christi Pipeline. The first tier of equity funding of approximately $1.5 billion (the “First Tier Equity Funding”) was contributed to us concurrently with the closing of the 2015 CCH Credit Facility. The second tier of equity funding, up to a maximum amount of approximately $1.1 billion, will be contributed concurrently and pro rata with funding under our project financing debt starting on the date on which further disbursements of such debt would result in a senior debt to equity ratio of greater than 75/25 (the “Second Tier Pro Rata Equity Funding”). As of March 31, 2018, we have received $1.9 billion in contributions under the Equity Contribution Agreement, of which approximately $1.5 billion was the First Tier Equity Funding and approximately $0.4 billion was part of the Second Tier Pro Rata Equity Funding. On March 2, 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement to provide the Second Tier Pro Rata Equity Funding to us and for general corporate purposes.

Early Works Equity Contribution Agreement

In December 2017, we entered into an early works equity contribution agreement with Cheniere pursuant to which Cheniere is obligated to provide, directly or indirectly, at our request based on amounts due and payable in respect of limited notices to proceed issued under the Stage 2 EPC Contract, cash contributions of up to $310.0 million to us for the early works related to Stage 2. The amount of cash contributions Cheniere provides may be increased by Cheniere in its sole discretion. As of March 31, 2018, we have received $135.0 million in contributions from Cheniere under this agreement.

Restrictive Debt Covenants

As of March 31, 2018, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2018 and 2017 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2018	2017
Operating cash flows	$(9,602)	$(13,252)
Investing cash flows	(589,061)	(702,456)
Financing cash flows	454,871	587,941

Net decrease in cash, cash equivalents and restricted cash	(143,792)	(127,767)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$82,767	$142,773

Operating Cash Flows

Operating cash outflows during the three months ended March 31, 2018 and 2017 were $9.6 million and $13.3 million, respectively. The decrease in operating cash outflows in 2018 compared to 2017 was primarily related to decreased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during the three months ended March 31, 2018 and 2017 were $589.1 million and $702.5 million, respectively, and are primarily used to fund the construction costs for Stage 1 of the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $36.3 million during the three months ended March 31, 2017 from the return of collateral payments previously paid for the Liquefaction Project.

Financing Cash Flows

Financing cash inflows during the three months ended March 31, 2018 were $454.9 million, primarily as a result of:
•$266.0 million of borrowings under the 2015 CCH Credit Facility; and
•$189.0 million of equity contributions from Cheniere.

Financing cash inflows during the three months ended March 31, 2017 were $587.9 million, primarily as a result of:
•$548.0 million of borrowings under the 2015 CCH Credit Facility;
•$1.1 million of debt issuance costs related to up-front fees paid upon the closing of this transaction; and
•$41.0 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net income was $65.7 million in the three months ended March 31, 2018, compared to a net loss of $1.8 million in the three months ended March 31, 2017. This $67.5 million increase in net income in 2018 was primarily a result of increased derivative gain, net associated with interest rate derivative activity.

Loss from operations

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Revenues	$—	$—	$—

Operating and maintenance expense	966	706	260
Operating and maintenance expense—affiliate	466	53	413
Development expense	34	92	(58)
Development expense—affiliate	—	8	(8)
General and administrative expense	850	1,415	(565)
General and administrative expense—affiliate	403	311	92
Depreciation and amortization expense	371	134	237
Total expenses	3,090	2,719	371

Loss from operations	$(3,090)	$(2,719)	$(371)

Our loss from operations increased $0.4 million during the three months ended March 31, 2018 from the three months ended March 31, 2017 primarily as a result of increased operating and maintenance expense from additional labor costs and professional fees.

Other expense (income)

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Derivative gain, net	$(68,849)	$(1,000)	$(67,849)
Other expense	67	38	29
Total other income	$(68,782)	$(962)	$(67,820)

Derivative gain, net increased from a net loss during the three months ended March 31, 2017 to a net gain during the three months ended March 31, 2018. The increase in derivative gain, net in 2018 as compared to derivative gain, net in 2017 was primarily due to a favorable shift in the long-term forward LIBOR curve between the periods.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 10—Recent Accounting Standards of our Notes to Consolidated Financial Statements.

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

	March 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(207)	$19	$(91)	$10

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

	March 31, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$42,883	$45,698	$(32,258)	$43,994

See Note 4—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Consent for Amendment to the Common Security and Account Agreement, dated February 14, 2018, among the Company, as Company, CCL, CCP, and CCP GP, as Guarantors, the Senior Creditor Group Representatives party thereto from time to time, Société Générale, as Intercreditor Agent and Security Trustee, and Mizuho Bank, Ltd., as Account Bank

10.2*
Second Amendment to the Common Security and Account Agreement, dated February 14, 2018, among the Company, as Company, CCL, CCP, and CCP GP, as Guarantors, Société Générale as Security Trustee, and Mizuho Bank, Ltd., as Account Bank

10.3*
Consent for Execution of Precedent Agreement with the Natural Gas Pipeline Company of America LLC, dated February 14, 2018, among the Company, as Borrower, CCL, CCP, and CCP GP, as Guarantors, Société Générale, as Term Loan Facility Agent and Intercreditor Agent

10.4*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00038 Settlement of Various Scopes, dated November 10, 2017, (ii) the Change Order CO-00039 OSHA Handrails, East Jetty Scaffold, Attachment Y, and Insurance Provisional Sum, dated February 26, 2018, and (iii) the Change Order CO-00041 GE Service Bulletins and JT Valve Modifications, dated March 6, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

10.5*	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 27, 2018, between CCL (Seller) and Gas Natural Fenosa LNG GOM, Limited (Buyer)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 3, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 3, 2018	By:	/s/ Leonard Travis
Leonard Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)