Form 10-Q
period 2018-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2018-08-09
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Note: As of January 1, 2018, the registrant is a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	678,122	226,559
Inventory	6,935	—
Advances to affiliate	37,142	31,486
Other current assets	6,668	1,494
Other current assets—affiliate	485	190
Total current assets	729,352	259,729

Property, plant and equipment, net	9,954,025	8,261,383
Debt issuance and deferred financing costs, net	68,699	98,175
Non-current derivative assets	67,780	2,469
Other non-current assets, net	28,409	38,124
Total assets	$10,848,265	$8,659,880

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$11,782	$6,461
Accrued liabilities	695,125	258,060
Current debt	14,000	—
Due to affiliates	13,825	23,789
Derivative liabilities	1,309	19,609
Total current liabilities	736,041	307,919

Long-term debt, net	7,995,624	6,669,476
Non-current derivative liabilities	1,516	15,209

Member’s equity	2,115,084	1,667,276
Total liabilities and member’s equity	$10,848,265	$8,659,880

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	2,134	858	3,100	1,564
Operating and maintenance expense—affiliate	551	96	1,017	149
Development expense	89	323	123	415
Development expense—affiliate	—	—	—	8
General and administrative expense	1,185	1,548	2,035	2,963
General and administrative expense—affiliate	595	153	998	464
Depreciation and amortization expense	1,387	155	1,758	289
Impairment expense and loss on disposal of assets	—	5	—	5
Total expenses	5,941	3,138	9,031	5,857

Loss from operations	(5,941)	(3,138)	(9,031)	(5,857)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	(32,480)	(15,332)	(32,480)
Derivative gain (loss), net	28,566	(33,096)	97,415	(32,096)
Other income (expense)	26	(44)	(41)	(82)
Total other income (expense)	13,260	(65,620)	82,042	(64,658)

Net income (loss)	$7,319	$(68,758)	$73,011	$(70,515)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	374,797	374,797
Net income	73,011	73,011
Balance at June 30, 2018	$2,115,084	$2,115,084

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$73,011	$(70,515)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,758	289
Loss on modification or extinguishment of debt	15,332	32,480
Total losses (gains) on derivatives, net	(96,265)	32,479
Net cash used for settlement of derivative instruments	(5,145)	(33,720)
Impairment expense and loss on disposal of assets	—	5
Changes in operating assets and liabilities:
Inventory	(6,935)	—
Accounts payable and accrued liabilities	6,785	157
Due to affiliates	(376)	726
Other, net	(1,996)	(1,047)
Other, net—affiliate	(295)	(636)
Net cash used in operating activities	(14,126)	(39,782)

Cash flows from investing activities
Property, plant and equipment, net	(1,202,502)	(1,382,418)
Other	3,789	32,391
Net cash used in investing activities	(1,198,713)	(1,350,027)

Cash flows from financing activities
Proceeds from issuances of debt	1,675,800	2,497,000
Repayments of debt	(281,455)	(1,436,050)
Debt issuance and deferred financing costs	(45,402)	(22,401)
Debt extinguishment cost	(7,956)	(29)
Capital contributions	323,415	184,039
Net cash provided by financing activities	1,664,402	1,222,559

Net increase (decrease) in cash, cash equivalents and restricted cash	451,563	(167,250)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$678,122	$103,290

Balances per Consolidated Balance Sheet:

June 30, 2018
Cash and cash equivalents	$—
Restricted cash	678,122
Total cash, cash equivalents and restricted cash	$678,122

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing natural gas liquefaction and export facilities at the Corpus Christi LNG terminal (the “Liquefaction Facilities”), which is on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) through wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 recently commenced commissioning activities.

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

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments thereto (“ASC 606”) using the full retrospective method. The adoption of ASC 606 represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of ASC 606 did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings.

Results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$678,122	$226,559

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consists of LNG terminal costs and fixed assets, as follows (in thousands):

	June 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal	$398,701	$—
LNG terminal construction-in-process	9,509,691	8,242,520
LNG site and related costs	40,423	13,844
Accumulated depreciation	(904)	—
Total LNG terminal costs, net	9,947,911	8,256,364
Fixed assets
Fixed assets	7,886	6,042
Accumulated depreciation	(1,772)	(1,023)
Total fixed assets, net	6,114	5,019
Property, plant and equipment, net	$9,954,025	$8,261,383

Depreciation expense was $1.4 million and $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively.

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps (“Interest Rate Derivatives”) to hedge a portion of the variable-rate interest payments on our credit facility (the “CCH Credit Facility”) and

•	natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, which are classified as other current assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in thousands).

	Fair Value Measurements as of
	June 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives asset (liability)	$—	$70,303	$—	$70,303	$—	$(32,258)	$—	$(32,258)
Liquefaction Supply Derivatives asset (liability)	—	(1,715)	473	(1,242)	—	—	(91)	(91)

There have been no changes to our evaluation of and accounting for our derivative positions during the six months ended June 30, 2018. See Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

As of June 30, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR

Our Interest Rate Derivatives are categorized within Level 2 of the fair value hierarchy and are required to be measured at fair value on a recurring basis. We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data.

In June 2018, we settled a portion of the Interest Rate Derivatives and recognized a derivative gain of $4.8 million upon the termination of interest rate swaps associated with the amendment of the CCH Credit Facility, as discussed in Note 6—Debt. In May 2017, we settled a portion of the Interest Rate Derivatives and recognized a derivative loss of $13.0 million in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
Consolidated Balance Sheet Location	2018	2017
Other current assets	$3,960	$—
Non-current derivative assets	66,477	2,469
Total derivative assets	70,437	2,469

Derivative liabilities	(134)	(19,609)
Non-current derivative liabilities	—	(15,118)
Total derivative liabilities	(134)	(34,727)

Derivative asset (liability), net	$70,303	$(32,258)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Rate Derivatives gain (loss)	$28,566	$(33,096)	$97,415	$(32,096)

Liquefaction Supply Derivatives

CCL has entered into index-based physical natural gas supply contracts to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the noncurrent physical natural gas supply contracts range from approximately one to eight years, some of which commence upon the satisfaction of certain conditions precedent, if applicable, such as the date of first commercial delivery of specified Trains of the Liquefaction Project.

The fair value of the Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts.

We include a portion of our Liquefaction Supply Derivatives within Level 3 of the fair value hierarchy and are required to be measured at fair value on a recurring basis. The fair value of our Liquefaction Supply Derivatives is determined using a market-

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

based approach incorporating present value techniques, as needed, and is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace.

The curves used to generate the fair value of the Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of June 30, 2018 and December 31, 2017, some of the Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow. As of June 30, 2018 and December 31, 2017, CCL had secured up to approximately 2,431 TBtu and 2,024 TBtu, respectively, of natural gas feedstock through natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent. The forward notional for our Liquefaction Supply Derivatives was approximately 1,539 TBtu and 1,019 TBtu as of June 30, 2018 and December 31, 2017, respectively.

The Level 3 fair value measurements of natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply portfolio. The following table includes quantitative information for the unobservable inputs for our Liquefaction Supply Derivatives as of June 30, 2018:

	Net Fair Value Asset (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Liquefaction Supply Derivatives	$473	Market approach incorporating present value techniques	Basis Spread	$(0.934) - $0.050

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$(207)	$—	$(91)	$—
Realized and mark-to-market gains (losses):
Included in operating and maintenance expense	324	—	675	—
Purchases	(111)	(383)	(111)	(383)
Transfers out of Level 3 (1)	467	—	—	—
Balance, end of period	$473	$(383)	$473	$(383)
Change in unrealized gains (losses) relating to instruments still held at end of period	$324	$(383)	$675	$(383)

(1)    Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
Consolidated Balance Sheet Location	2018	2017
Other current assets	$146	$—
Non-current derivative assets	1,303	—
Total derivative assets	1,449	—

Derivative liabilities	(1,175)	—
Non-current derivative liabilities	(1,516)	(91)
Total derivative liabilities	(2,691)	(91)

Derivative liability, net	$(1,242)	$(91)

The following table shows the changes in the fair value of our Liquefaction Supply Derivatives recorded in operating and maintenance expense on our Consolidated Statements of Operations during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Liquefaction Supply Derivatives loss	$(1,034)	$(383)	$(1,150)	$(383)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2018
Interest Rate Derivatives	$72,408	$(1,971)	$70,437
Interest Rate Derivatives	(151)	17	(134)
Liquefaction Supply Derivatives	1,656	(207)	1,449
Liquefaction Supply Derivatives	(9,236)	6,545	(2,691)
As of December 31, 2017
Interest Rate Derivatives	$2,808	$(339)	$2,469
Interest Rate Derivatives	(34,747)	20	(34,727)
Liquefaction Supply Derivatives	(130)	39	(91)

NOTE 5—ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Interest costs and related debt fees	$127,378	$136,283
Liquefaction Project costs	553,411	107,055
Other	14,336	14,722
Total accrued liabilities	$695,125	$258,060

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of June 30, 2018 and December 31, 2017, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
CCH Credit Facility	3,890,737	2,484,737
Unamortized premium, discount and debt issuance costs, net	(145,113)	(65,261)
Total long-term debt, net	7,995,624	6,669,476

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	14,000	—
Total debt, net	$8,009,624	$6,669,476

2018 Debt Issuances

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the credit facility to $6.1 billion. The proceeds will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the Liquefaction Project and for related business purposes.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of Trains 1 through 3 of the Liquefaction Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the Liquefaction Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Loans under the CCH Credit Facility accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate, plus the applicable margin. The applicable margins for LIBOR loans is 1.75% and for base rate loans is 0.75%. Interest on LIBOR loans is due and payable at the end of each applicable interest period and interest on base rate loans is due and payable at the end of each quarter. We are required to pay certain upfront fees to the agents and lenders under the CCH Credit Facility together with additional transaction fees and expenses in the aggregate amount of $53.3 million.

All other terms of the CCH Credit Facility substantially remained the same, as described in Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017. The amendment and restatement of the CCH Credit Facility resulted in the recognition of $15.3 million of debt modification and extinguishment costs during the three and six months ended June 30, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs.

CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the working capital facility to $1.2 billion. The proceeds will be used for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes.

Loans under the CCH Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.25% to 1.75% per annum, and the applicable margin for base rate loans ranges from 0.25% to 0.75% per annum. We are required to pay certain upfront fees to the agents and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

lenders under the CCH Working Capital Facility together with additional transaction fees and expenses in the aggregate amount of $13.8 million.

The CCH Working Capital Facility matures on June 29, 2023. All other terms of the CCH Working Capital Facility substantially remained the same, as described in Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2018 (in thousands):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Incremental commitments	1,565,961	850,000
Less:
Outstanding balance	3,890,737	14,000
Commitments terminated	3,832,263	—
Letters of credit issued	—	304,797
Available commitment	$2,246,675	$881,203

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of June 30, 2018, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total interest cost	$106,619	$88,168	$207,814	$168,356
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(106,619)	(88,168)	(207,814)	(168,356)
Total interest expense, net	$—	$—	$—	$—

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,188,190	$4,420,000	$4,184,739	$4,590,625
Credit facilities (2)	3,821,434	3,821,434	2,484,737	2,484,737

(1)
Includes 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes (collectively, the “CCH Senior Notes”). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the CCH Senior Notes and other similar instruments.

(2)
Includes CCH Credit Facility and CCH Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

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

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Corpus Christi LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the optional exception for allocating variable consideration. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the optional exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$34.8	11.7

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following optional exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have entered into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

We have elected the practical expedient to omit the disclosure of the transaction price allocated to future performance obligations and an explanation of when the entity expects to recognize the amount as revenue as of December 31, 2017.

NOTE 8—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating and maintenance expense—affiliate
Services Agreements	$355	$19	$588	$19
Lease Agreements	196	77	429	130
Total operating and maintenance expense—affiliate	551	96	1,017	149

Development expense—affiliate
Services Agreements	—	—	—	8

General and administrative expense—affiliate
Services Agreements	595	153	998	464

We had $13.8 million and $23.8 million due to affiliates as of June 30, 2018 and December 31, 2017, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has a fixed price 20-year SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has a fixed price 25-year SPA with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG.

Services Agreements

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has a G&P Agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. Prior to the substantial completion of each Train of the Liquefaction Facilities, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facilities, for services performed while the Liquefaction Facilities is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Facilities. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements and other services required to operate and maintain the Liquefaction Facilities. Prior to the substantial completion of each Train of the Liquefaction Facilities, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Facilities, for services performed while the Liquefaction Facilities is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

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

Management Services Agreements (“MSAs”)

CCL has an MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Facilities, excluding those matters provided for under the G&P Agreement and the CCL O&M Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Facilities and obtaining insurance. Prior to the substantial completion of each Train of the Liquefaction Facilities, no monthly fee payment is required except for reimbursement of expenses. After substantial completion of each Train, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee equal to 3% of the capital expenditures incurred in the previous month and a fixed monthly fee of $375,000 for services with respect to such Train.

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

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease approximately 147 acres of land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.7 million, and the terms of the agreements range from three to five years.

In February 2018, CCL entered into agreements with Cheniere Land Holdings which grants CCL a limited license to use certain roads on land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.1 million, and the term of each agreement is five years.

We had $0.5 million and $0.2 million as of both June 30, 2018 and December 31, 2017 of prepaid expense related to these agreements in other current assets—affiliate.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Easement Agreements

In May 2018, CCL entered into agreements with Cheniere Land Holdings which grants CCL the right to construct, install and operate waterlines on land owned by Cheniere Land Holdings for the Liquefaction Facilities. During the six months ended June 30, 2018, CCL received $0.4 million as equity contributions from Cheniere Land Holdings for the value of these agreements.

Special Warranty Deed

In May 2018, CCL entered into a special warranty deed agreement with Cheniere Land Holdings whereby land owned by Cheniere Land Holdings was transferred to CCL as a non-cash equity contribution of $20.8 million.

Dredge Material Disposal Agreement

CCL has a dredge material disposal agreement with Cheniere Land Holdings that terminates in 2042 which grants CCL permission to use land owned by Cheniere Land Holdings for the deposit of dredge material from the construction and maintenance of the Liquefaction Facilities. Under the terms of the agreement, CCL will pay Cheniere Land Holdings $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards.

Tug Hosting Agreement

In February 2017, CCL entered into a tug hosting agreement with Corpus Christi Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere, to provide certain marine structures, support services and access necessary at the Liquefaction Facilities for Tug Services to provide its customers with tug boat and marine services. Tug Services is required to reimburse CCL for any third party costs incurred by CCL in connection with providing the goods and services.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2018, we have received $2.0 billion in contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. As of June 30, 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$—	$34,309
Noncash capital contribution for conveyance of property, plant and equipment from affiliate	51,381	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $698.7 million and $109.4 million as of June 30, 2018 and 2017, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of June 30, 2018:

Standard	Description	Expected Date of Adoption	Effect on our Consolidated Financial Statements or Other Significant Matters
ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto
This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. A lessee is permitted to make an election not to recognize lease assets and liabilities for leases with a term of 12 months or less. The standard also modifies the definition of a lease and requires expanded disclosures. This guidance may be early adopted, and may be adopted using either a modified retrospective approach to apply the standard at the beginning of the earliest period presented in the financial statements or an optional transition approach to apply the standard at the date of adoption with no retrospective adjustments to prior periods. Certain additional practical expedients are also available.

January 1, 2019
We continue to evaluate the effect of this standard on our Consolidated Financial Statements. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing opportunities to make certain changes to our lease accounting information technology system in order to determine the best implementation strategy. Preliminarily, we expect that the requirement to recognize all leases on our Consolidated Balance Sheets will be a significant change from current practice but will not have a material impact on our Consolidated Balance Sheets. Because this assessment is preliminary and the accounting for leases is subject to significant judgment, this conclusion could change as we finalize our assessment. We have not yet determined the impact of the adoption of this standard upon our results of operations or cash flows. We anticipate electing the optional transition method to initially apply the standard at the January 1, 2019 adoption date. We expect to elect the package of practical expedients permitted under the transition guidance which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We also expect to elect the practical expedient to retain our existing accounting for land easements which were not previously accounted for as leases. We have not yet determined whether we will elect any other practical expedients upon transition.

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
January 1, 2018
We adopted this guidance on January 1, 2018, using the full retrospective method. The adoption of this guidance represents a change in accounting principle that will provide financial statement readers with enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The adoption of this guidance did not impact our previously reported consolidated financial statements in any prior period nor did it result in a cumulative effect adjustment to retained earnings. See Note 7—Revenues from Contracts with Customers for additional disclosures.

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of June 30, 2018.

Condensed Consolidating Balance Sheet
June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	677,117	1,005	—	678,122
Inventory	—	6,935		6,935
Advances to affiliate	—	37,142	—	37,142
Other current assets	4,426	2,242	—	6,668
Other current assets—affiliate	—	486	(1)	485
Total current assets	681,543	47,810	(1)	729,352

Property, plant and equipment, net	851,726	9,102,299	—	9,954,025
Debt issuance and deferred financing costs, net	68,699	—	—	68,699
Non-current derivative assets	66,477	1,303	—	67,780
Investments in subsidiaries	8,705,418	—	(8,705,418)	—
Other non-current assets, net	—	28,409	—	28,409
Total assets	$10,373,863	$9,179,821	$(8,705,419)	$10,848,265

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$1,153	$10,629	$—	$11,782
Accrued liabilities	127,867	567,258	—	695,125
Current debt	14,000	—	—	14,000
Due to affiliates	—	13,825	—	13,825
Derivative liabilities	134	1,175	—	1,309
Total current liabilities	143,154	592,887	—	736,041

Long-term debt, net	7,995,624	—	—	7,995,624
Non-current derivative liabilities	—	1,516	—	1,516
Deferred tax liability	—	4,208	(4,208)	—

Member’s equity	2,235,085	8,581,210	(8,701,211)	2,115,084
Total liabilities and member’s equity	$10,373,863	$9,179,821	$(8,705,419)	$10,848,265

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	2,134	—	2,134
Operating and maintenance expense—affiliate	—	551	—	551
Development expense	—	89	—	89
General and administrative expense	450	735	—	1,185
General and administrative expense—affiliate	—	595	—	595
Depreciation and amortization expense	12	1,375	—	1,387
Total expenses	462	5,479	—	5,941

Loss from operations	(462)	(5,479)	—	(5,941)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	28,566	—	—	28,566
Other income	25	3,277	(3,276)	26
Total other income	13,259	3,277	(3,276)	13,260

Income (loss) before income taxes	12,797	(2,202)	(3,276)	7,319
Income tax provision	—	(328)	328	—
Net income (loss)	$12,797	$(2,530)	$(2,948)	$7,319

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	858	—	858
Operating and maintenance expense—affiliate	—	96	—	96
Development expense	—	323	—	323
General and administrative expense	329	1,219	—	1,548
General and administrative expense—affiliate	—	153	—	153
Depreciation and amortization expense	—	155	—	155
Impairment expense and loss on disposal of assets	—	5	—	5
Total expenses	329	2,809	—	3,138

Loss from operations	(329)	(2,809)	—	(3,138)

Other income (expense)
Loss on modification or extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(33,096)	—	—	(33,096)
Other income (expense)	(45)	2,958	(2,957)	(44)
Total other income (expense)	(65,621)	2,958	(2,957)	(65,620)

Net income (loss)	$(65,950)	$149	$(2,957)	$(68,758)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	3,100	—	3,100
Operating and maintenance expense—affiliate	—	1,017	—	1,017
Development expense	—	123	—	123
General and administrative expense	549	1,486	—	2,035
General and administrative expense—affiliate	—	998	—	998
Depreciation and amortization expense	25	1,733	—	1,758
Total expenses	574	8,457	—	9,031

Loss from operations	(574)	(8,457)	—	(9,031)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	97,415	—	—	97,415
Other income (expense)	(43)	7,753	(7,751)	(41)
Total other income	82,040	7,753	(7,751)	82,042

Income (loss) before income taxes	81,466	(704)	(7,751)	73,011
Income tax provision	—	(1,225)	1,225	—
Net income (loss)	$81,466	$(1,929)	$(6,526)	$73,011

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	1,564	—	1,564
Operating and maintenance expense—affiliate	—	149	—	149
Development expense	—	415	—	415
Development expense—affiliate	—	8	—	8
General and administrative expense	640	2,323	—	2,963
General and administrative expense—affiliate	—	464	—	464
Depreciation and amortization expense	—	289	—	289
Impairment expense and loss on disposal of assets	—	5	—	5
Total expenses	640	5,217	—	5,857

Loss from operations	(640)	(5,217)	—	(5,857)

Other income (expense)
Loss on modification or extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(32,096)	—	—	(32,096)
Other income (expense)	(85)	7,818	(7,815)	(82)
Total other income (expense)	(64,661)	7,818	(7,815)	(64,658)

Net income (loss)	$(65,301)	$2,601	$(7,815)	$(70,515)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(5,975)	$(8,151)	$—	$(14,126)

Cash flows from investing activities
Property, plant and equipment, net	(201,944)	(1,000,558)	—	(1,202,502)
Investments in subsidiaries	(1,005,925)	—	1,005,925	—
Other	—	3,789	—	3,789
Net cash used in investing activities	(1,207,869)	(996,769)	1,005,925	(1,198,713)

Cash flows from financing activities
Proceeds from issuances of debt	1,675,800	—	—	1,675,800
Repayments of debt	(281,455)	—	—	(281,455)
Debt issuance and deferred financing costs	(45,402)	—	—	(45,402)
Debt extinguishment cost	(7,956)	—	—	(7,956)
Capital contributions	323,415	1,005,925	(1,005,925)	323,415
Net cash provided by financing activities	1,664,402	1,005,925	(1,005,925)	1,664,402

Net increase in cash, cash equivalents and restricted cash	450,558	1,005	—	451,563
Cash, cash equivalents and restricted cash—beginning of period	226,559	—	—	226,559
Cash, cash equivalents and restricted cash—end of period	$677,117	$1,005	$—	$678,122

Balances per Condensed Consolidating Balance Sheet:

	June 30, 2018
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	677,117	1,005	—	678,122
Total cash, cash equivalents and restricted cash	$677,117	$1,005	$—	$678,122

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(34,495)	$(5,287)	$—	$(39,782)

Cash flows from investing activities
Property, plant and equipment, net	(202,665)	(1,179,753)	—	(1,382,418)
Investments in subsidiaries	(1,152,649)	—	1,152,649	—
Other	—	32,391	—	32,391
Net cash used in investing activities	(1,355,314)	(1,147,362)	1,152,649	(1,350,027)

Cash flows from financing activities
Proceeds from issuances of debt	2,497,000	—	—	2,497,000
Repayments of debt	(1,436,050)	—	—	(1,436,050)
Debt issuance and deferred financing costs	(22,401)	—	—	(22,401)
Debt extinguishment cost	(29)	—	—	(29)
Capital contributions	184,039	1,152,806	(1,152,806)	184,039
Distributions	—	(157)	157	—
Net cash provided by financing activities	1,222,559	1,152,649	(1,152,649)	1,222,559

Net decrease in cash, cash equivalents and restricted cash	(167,250)	—	—	(167,250)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$103,290	$—	$—	$103,290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We were formed in September 2014 to develop, construct, operate, maintain and own natural gas liquefaction and export facilities (the “Liquefaction Facilities”) and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) on nearly 2,000 acres of land that we own or control near Corpus Christi, Texas, through wholly-owned subsidiaries CCL and CCP, respectively.

The Liquefaction Project is being developed in stages for three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability and potential overdesign, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The Liquefaction Project also includes the Corpus Christi Pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines. Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 recently commenced commissioning activities.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2018, Cheniere’s board of directors made a positive Final Investment Decision (“FID”) with respect to Stage 2 of the Liquefaction Project and issued a full notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the EPC contract for Stage 2.

•	In February 2018, CCL entered into a 20-year SPA with PetroChina International Company Limited, a subsidiary of China National Petroleum Corporation, for the sale of LNG beginning in 2023.
Financial

•
In May 2018, we amended and restated our existing credit facilities (the “CCH Credit Facility”) to increase total commitments under the CCH Credit Facility to $6.1 billion. The proceeds will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the Liquefaction Project and for related business purposes.

•
In June 2018, we amended and restated our working capital facility (“CCH Working Capital Facility”) to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The proceeds will be used for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	678,122	226,559
Available commitments under the following credit facilities:
CCH Credit Facility	2,246,675	2,086,714
CCH Working Capital Facility	881,203	186,422

For additional information regarding our debt agreements, see Note 6—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Liquefaction Facilities

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal. In December 2014, we received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. The following table summarizes the overall project status of the Liquefaction Project as of June 30, 2018:

	Stage 1		Stage 2
Overall project completion percentage	89.9%		28.7%
Completion percentage of:
Engineering	100%		61.4%
Procurement	100%		47.3%
Subcontract work	75.9%		2.6%
Construction	77.8%		2.9%
Expected date of substantial completion	Train 1	1H 2019	Train 3	2H 2021
	Train 2	2H 2019

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

Customers

CCL entered into ten fixed-price SPAs generally with terms of 20 years (plus extension rights) with nine third parties to make available an aggregate amount of LNG that is between approximately 75% to 85% of the expected aggregate adjusted nominal production capacity of Trains 1 through 3. Under these ten SPAs, the customers will purchase LNG from CCL for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. In certain circumstances, the customers may elect to cancel or suspend deliveries of LNG cargoes, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation related to, and operating and maintenance costs to produce, the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum fixed fee portion to be paid by the third-party SPA customers is approximately $550 million for Train 1 and increasing to approximately $1.4 billion for Train 2, in each case upon the date of first commercial delivery for the respective Train, and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the Liquefaction Project.

CCL expects to sell LNG that it produces that is in excess of the contract quantities committed under CCL’s third-party SPAs to Cheniere Marketing International LLP, an indirect wholly-owned subsidiary of Cheniere.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2018, CCL has secured up to approximately 2,431 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through June 30, 2018. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the Liquefaction Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline commenced in January 2017 and was completed in the second quarter of 2018.

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Senior notes (1)	$4,250,000	$4,250,000
Credit facilities outstanding balance (2)	3,904,737	2,484,737
Letters of credit issued (2)	304,797	163,578
Available commitments under credit facilities (2)	3,127,878	2,273,136
Total capital resources from borrowings and available commitments	$11,587,412	$9,171,451

(1)	Includes 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025 and 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Includes CCH Credit Facility and CCH Working Capital Facility.

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of June 30, 2018 and December 31, 2017, we had $2.2 billion and $2.1 billion of available commitments and $3.9 billion and $2.5 billion loans outstanding under the CCH Credit Facility, respectively.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of Trains 1 through 3 of the Liquefaction Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the Liquefaction Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Under the CCH Credit Facility, we are required to hedge not less than 65% of the variable interest rate exposure of our senior secured debt. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, the completion of the construction of Trains 1 and 2 of the Liquefaction Project, funding of a debt service reserve account equal to six months of debt service and achieving a historical debt service coverage ratio and fixed projected debt service coverage ratio of at least 1.25:1.00.
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operation the Liquefaction Project. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2018 and December 31, 2017, we had $881.2 million and $186.4 million of available commitments, $304.8 million and $163.6 million aggregate amount of issued letters of credit and $14.0 million and no loans outstanding under the CCH Working Capital Facility, respectively.

The CCH Working Capital Facility matures on June 29, 2023, and we may prepay the CCH Working Capital Loans, CCH Swing Line Loans and loans made in connection with a draw upon any letter of credit (“CCH LC Loans”) at any time without premium or penalty upon three business days’ notice and may re-borrow at any time. CCH LC Loans have a term of up to one year. CCH Swing Line Loans terminate upon the earliest of (1) the maturity date or earlier termination of the CCH Working Capital Facility, (2) the date that is 15 days after such CCH Swing Line Loan is made and (3) the first borrowing date for a CCH Working Capital Loan or CCH Swing Line Loan occurring at least four business days following the date the CCH Swing Line Loan is made. We are required to reduce the aggregate outstanding principal amount of all CCH Working Capital Loans to zero for a period of five consecutive business days at least once each year.

The CCH Working Capital Facility contains conditions precedent for extensions of credit, as well as customary affirmative and negative covenants. Our obligations under the CCH Working Capital Facility are secured by substantially all our assets and the assets of the Guarantors as well as all of our membership interests and each of the Guarantors on a pari passu basis with the CCH Senior Notes and the CCH Credit Facility.

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2018, we have received $2.0 billion in contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs. In March 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement and for general corporate purposes.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. As of June 30, 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of June 30, 2018, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2018 and 2017 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2018	2017
Operating cash flows	$(14,126)	$(39,782)
Investing cash flows	(1,198,713)	(1,350,027)
Financing cash flows	1,664,402	1,222,559

Net increase (decrease) in cash, cash equivalents and restricted cash	451,563	(167,250)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$678,122	$103,290

Operating Cash Flows

Operating cash outflows during the six months ended June 30, 2018 and 2017 were $14.1 million and $39.8 million, respectively. The decrease in operating cash outflows in 2018 compared to 2017 was primarily related to decreased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during the six months ended June 30, 2018 and 2017 were $1.2 billion and $1.4 billion, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $36.3 million during the six months ended June 30, 2017 from the return of collateral payments previously paid for the Liquefaction Project, which was offset by $3.9 million paid for infrastructure to support the Liquefaction Project.

Financing Cash Flows

Financing cash inflows during the six months ended June 30, 2018 were $1.7 billion, primarily as a result of:
•$1.7 billion of borrowings and $281.5 million of repayments under the CCH Credit Facility;
•$14.0 million of borrowings under the CCH Working Capital Facility;
•$45.4 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;
•$8 million of debt extinguishment costs; and
•$323.4 million of equity contributions from Cheniere.

Financing cash inflows during the six months ended June 30, 2017 were $1.2 billion, primarily as a result of:
•$973.0 million of borrowings under the CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the CCH Credit Facility;

•	$24.0 million of borrowings and $24.0 million of repayments made under the CCH Working Capital Facility;
•$22.4 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and
•$184.0 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net income was $7.3 million in the three months ended June 30, 2018, compared to a net loss of $68.8 million in the three months ended June 30, 2017. This $76.1 million increase in net income in 2018 was primarily a result of increased derivative gain, net and decreased loss on modification or extinguishment of debt.

Our consolidated net income was $73.0 million in the six months ended June 30, 2018, compared to a net loss of $70.5 million in the six months ended June 30, 2017. This $143.5 million increase in net income in 2018 was primarily a result of increased derivative gain, net and decreased loss on modification or extinguishment of debt.

Loss from operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues	$—	$—	$—	$—	$—	$—

Operating and maintenance expense	2,134	858	1,276	3,100	1,564	1,536
Operating and maintenance expense—affiliate	551	96	455	1,017	149	868
Development expense	89	323	(234)	123	415	(292)
Development expense—affiliate	—	—	—	—	8	(8)
General and administrative expense	1,185	1,548	(363)	2,035	2,963	(928)
General and administrative expense—affiliate	595	153	442	998	464	534
Depreciation and amortization expense	1,387	155	1,232	1,758	289	1,469
Impairment expense and loss on disposal of assets	—	5	(5)	—	5	(5)
Total expenses	5,941	3,138	2,803	9,031	5,857	3,174

Loss from operations	$(5,941)	$(3,138)	$(2,803)	$(9,031)	$(5,857)	$(3,174)

Our loss from operations increased $2.8 million and $3.2 million during the three and six months ended June 30, 2018, respectively, from the comparable periods in 2017 primarily as a result of increased depreciation and amortization expenses, as the assets related to Corpus Christi Pipeline began depreciating upon reaching substantial completion, and increased operating and maintenance expense from additional labor costs.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Loss on modification or extinguishment of debt	$15,332	$32,480	$(17,148)	$15,332	$32,480	$(17,148)
Derivative loss (gain), net	(28,566)	33,096	(61,662)	(97,415)	32,096	(129,511)
Other expense	(26)	44	(70)	41	82	(41)
Total other income	$(13,260)	$65,620	$(78,880)	$(82,042)	$64,658	$(146,700)

Loss on modification or extinguishment of debt decreased during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. Loss on modification or extinguishment of debt recognized in 2018 was attributable to $15.3 million of debt modification and extinguishment costs relating to the incurrence of third party fees and write off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the write-off of debt issuance costs of $32.5 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes.

Derivative gain, net increased from a net loss during the three and six months ended June 30, 2017 to a net gain during the three and six months ended June 30, 2018. The increase in derivative gain, net in 2018 as compared to derivative loss, net in 2017 was primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the three and six months ended June 30, 2018, we also recognized a $4.8 million gain upon the termination of interest rate swaps associated with the amendment and restatement of the CCH Credit Facility. During the three and six months ended June 30, 2017, we recognized a $13.0 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have entered into commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,242)	$2,728	$(91)	$10

Interest Rate Risk

We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward 1-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in thousands):

	June 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$70,303	$43,064	$(32,258)	$43,994

See Note 4—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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
10.1
Amended and Restated Term Loan Facility Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.2
Amended and Restated Common Terms Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.3
Amended and Restated Common Security and Account Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.4
Amended and Restated Pledge Agreement, dated May 22, 2018, among CCH HoldCo I and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.5
Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among CCH and Cheniere (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-16383), filed on May 24, 2018)

10.6
Amended and Restated Working Capital Facility Agreement, dated June  29, 2018, among the Company, CCP, CCP GP, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-06383), filed on July 2, 2018)

10.7*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00042 Owner Modification of Warehouse 1 and Laboratory, dated April 30, 2018, (ii) the Change Order CO-00043 Hurricane Harvey Relief and Special Schedule Rewards, dated May 18, 2018, (iii) the Change Order CO-00044 Condensate Takeaway Modifications and Tell-Tale Signs for Leak Detection and Repair, dated June 6, 2018 and (iv) the Change Order CO-00045 Early Turnover of Security Operations Building, dated June 6, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 8, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 8, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)