Form 10-Q
period 2018-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2018-11-08
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2018, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	219,950	226,559
Advances to affiliate	53,845	31,486
Inventory	8,638	—
Derivative assets	16,008	—
Other current assets	4,392	1,494
Other current assets—affiliate	498	190
Total current assets	303,331	259,729

Property, plant and equipment, net	10,556,309	8,261,383
Debt issuance and deferred financing costs, net	53,465	98,175
Non-current derivative assets	91,091	2,469
Other non-current assets, net	29,841	38,124
Total assets	$11,034,037	$8,659,880

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$25,304	$6,461
Accrued liabilities	256,527	258,060
Due to affiliates	19,846	23,789
Derivative liabilities	213	19,609
Total current liabilities	301,890	307,919

Long-term debt, net	8,589,201	6,669,476
Non-current derivative liabilities	3,441	15,209

Member’s equity	2,139,505	1,667,276
Total liabilities and member’s equity	$11,034,037	$8,659,880

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense (recovery)	(9,477)	533	(6,377)	2,097
Operating and maintenance expense—affiliate	1,522	1,504	2,539	1,653
Development expense	49	82	172	497
Development expense—affiliate	—	—	—	8
General and administrative expense	1,479	861	3,514	3,824
General and administrative expense—affiliate	607	289	1,605	753
Depreciation and amortization expense	3,488	248	5,246	537
Impairment expense and loss (gain) on disposal of assets	(13)	2,059	(13)	2,064
Total expenses (recoveries)	(2,345)	5,576	6,686	11,433

Income (loss) from operations	2,345	(5,576)	(6,686)	(11,433)

Other income (expense)
Loss on modification or extinguishment of debt	—	—	(15,332)	(32,480)
Derivative gain (loss), net	21,818	(2,906)	119,233	(35,002)
Other income (expense)	225	(95)	184	(177)
Total other income (expense)	22,043	(3,001)	104,085	(67,659)

Net income (loss)	$24,388	$(8,577)	$97,399	$(79,092)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF MEMBER’S EQUITY
(in thousands)
(unaudited)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	374,830	374,830
Net income	97,399	97,399
Balance at September 30, 2018	$2,139,505	$2,139,505

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$97,399	$(79,092)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	5,246	537
Loss on modification or extinguishment of debt	15,332	32,480
Total losses (gains) on derivatives, net	(128,590)	34,707
Net cash used for settlement of derivative instruments	(7,204)	(42,160)
Impairment expense and loss (gain) on disposal of assets	(13)	2,064
Changes in operating assets and liabilities:
Inventory	(8,638)	—
Accounts payable and accrued liabilities	1,710	495
Due to affiliates	152	1,176
Advances to affiliate	(1,704)	—
Other, net	(5,244)	(1,032)
Other, net—affiliate	(307)	(756)
Net cash used in operating activities	(31,861)	(51,581)

Cash flows from investing activities
Property, plant and equipment, net	(2,228,365)	(1,629,173)
Other	3,705	25,995
Net cash used in investing activities	(2,224,660)	(1,603,178)

Cash flows from financing activities
Proceeds from issuances of debt	2,276,800	2,706,000
Repayments of debt	(295,455)	(1,436,050)
Debt issuance and deferred financing costs	(45,743)	(23,309)
Debt extinguishment cost	(9,108)	(29)
Capital contributions	323,418	254,120
Net cash provided by financing activities	2,249,912	1,500,732

Net decrease in cash, cash equivalents and restricted cash	(6,609)	(154,027)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$219,950	$116,513

Balances per Consolidated Balance Sheet:

September 30, 2018
Cash and cash equivalents	$—
Restricted cash	219,950
Total cash, cash equivalents and restricted cash	$219,950

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing natural gas liquefaction and export facilities at the Corpus Christi LNG terminal (the “Liquefaction Facilities”) near Corpus Christi, Texas and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) through wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages. The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 has commenced commissioning activities.

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

Results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2018.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Current restricted cash
Liquefaction Project	$219,950	$226,559

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2018 and December 31, 2017, property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$454,710	$—
LNG site and related costs	40,911	13,844
LNG terminal construction-in-process	10,057,318	8,242,520
Accumulated depreciation	(3,696)	—
Total LNG terminal costs, net	10,549,243	8,256,364
Fixed assets
Fixed assets	9,433	6,042
Accumulated depreciation	(2,367)	(1,023)
Total fixed assets, net	7,066	5,019
Property, plant and equipment, net	$10,556,309	$8,261,383

Depreciation expense was $3.4 million and $0.3 million during the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively.

NOTE 4—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•	interest rate swaps (“Interest Rate Derivatives”) to hedge a portion of the variable-rate interest payments on our credit facility (the “CCH Credit Facility”) and

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in thousands).

	Fair Value Measurements as of
	September 30, 2018				December 31, 2017
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives asset (liability)	$—	$94,180	$—	$94,180	$—	$(32,258)	$—	$(32,258)
Liquefaction Supply Derivatives asset (liability)	(183)	3,217	6,231	9,265	—	—	(91)	(91)

There have been no changes to our evaluation of and accounting for our derivative positions during the nine months ended September 30, 2018. See Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017 for additional information.

We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Derivatives using a market based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by market commodity basis prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. Upon the satisfaction of conditions precedent, including completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow, we recognize a gain or loss based on the fair value of the respective natural gas supply contracts.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of September 30, 2018 and December 31, 2017, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2018:

	Net Fair Value Asset (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$6,231	Market approach incorporating present value techniques	Basis Spread	$(0.748) - $0.050

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$473	$(383)	$(91)	$—
Realized and mark-to-market gains:
Included in operating and maintenance expense	640	678	614	—
Purchases	5,118	—	5,708	295
Balance, end of period	$6,231	$295	$6,231	$295
Change in unrealized gains (losses) relating to instruments still held at end of period	$640	$678	$614	$—

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

Interest Rate Derivatives

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

As of September 30, 2018, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
Consolidated Balance Sheet Location	2018	2017
Derivative assets	$13,505	$—
Non-current derivative assets	80,675	2,469
Total derivative assets	94,180	2,469

Derivative liabilities	—	(19,609)
Non-current derivative liabilities	—	(15,118)
Total derivative liabilities	—	(34,727)

Derivative asset (liability), net	$94,180	$(32,258)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Rate Derivatives gain (loss)	$21,818	$(2,906)	$119,233	$(35,002)

Liquefaction Supply Derivatives

CCL has entered into index-based physical natural gas supply contracts to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to eight years, some of which commence upon the satisfaction of certain conditions precedent, such as the date of first commercial delivery of specified Trains of the Liquefaction Project.

As of September 30, 2018 and December 31, 2017, CCL had secured up to approximately 2,640 TBtu and 2,024 TBtu, respectively, of natural gas feedstock through natural gas supply contracts, The forward notional for our Liquefaction Supply Derivatives was approximately 2,563 TBtu and 1,019 TBtu as of September 30, 2018 and December 31, 2017, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	September 30, 2018	December 31, 2017
Derivative assets	$2,503	$—
Non-current derivative assets	10,416	—
Total derivative assets	12,919	—

Derivative liabilities	(213)	—
Non-current derivative liabilities	(3,441)	(91)
Total derivative liabilities	(3,654)	(91)

Derivative asset (liability), net	$9,265	$(91)

(1)	Does not include collateral call of $1.0 million for such contracts, which are included in other current assets in our Balance Sheet as September 30, 2018.

The following table shows the changes in the fair value of our Liquefaction Supply Derivatives recorded in operating and maintenance expense on our Consolidated Statements of Operations during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Liquefaction Supply Derivatives gain	$10,507	$678	$9,357	$295

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2018
Interest Rate Derivatives	$94,496	$(316)	$94,180
Liquefaction Supply Derivatives	14,946	(2,027)	12,919
Liquefaction Supply Derivatives	(9,283)	5,629	(3,654)
As of December 31, 2017
Interest Rate Derivatives	$2,808	$(339)	$2,469
Interest Rate Derivatives	(34,747)	20	(34,727)
Liquefaction Supply Derivatives	(130)	39	(91)

NOTE 5—ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Interest costs and related debt fees	$64,933	$136,283
Liquefaction Project costs	170,741	107,055
Other	20,853	14,722
Total accrued liabilities	$256,527	$258,060

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DEBT

As of September 30, 2018 and December 31, 2017, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
CCH Credit Facility	4,491,737	2,484,737
Unamortized premium, discount and debt issuance costs, net	(152,536)	(65,261)
Total long-term debt, net	8,589,201	6,669,476

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	—
Total debt, net	$8,589,201	$6,669,476

2018 Debt Issuances

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the credit facility to $6.1 billion. Borrowings are used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the Liquefaction Project and for related business purposes.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of the Liquefaction Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the Liquefaction Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

Loans under the CCH Credit Facility accrue interest at a variable rate per annum equal to, at our election, LIBOR or the base rate, plus the applicable margin. The applicable margin for LIBOR loans is 1.75% and for base rate loans is 0.75%. Interest on LIBOR loans is due and payable at the end of each applicable interest period and interest on base rate loans is due and payable at the end of each quarter. We were required to pay certain upfront fees to the agents and lenders under the CCH Credit Facility together with additional transaction fees and expenses in the aggregate amount of $53.3 million.

All other terms of the CCH Credit Facility substantially remained the same to those described in Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017. The amendment and restatement of the CCH Credit Facility resulted in the recognition of $15.3 million of debt modification and extinguishment costs during the nine months ended September 30, 2018 relating to the incurrence of third party fees and write off of unamortized debt issuance costs.

CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. Borrowings will be used for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes.

Loans under the CCH Working Capital Facility accrue interest at a variable rate per annum equal to LIBOR or the base rate plus the applicable margin. The applicable margin for LIBOR loans ranges from 1.25% to 1.75% per annum, and the applicable margin for base rate loans ranges from 0.25% to 0.75% per annum. We were required to pay certain upfront fees to the agents

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

and lenders under the CCH Working Capital Facility together with additional transaction fees and expenses in the aggregate amount of $13.8 million.

The CCH Working Capital Facility matures on June 29, 2023. All other terms of the CCH Working Capital Facility substantially remained the same to those described in Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2018 (in thousands):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Incremental commitments	1,565,961	850,000
Less:
Outstanding balance	4,491,737	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	315,525
Available commitment	$1,645,675	$884,475

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of September 30, 2018, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total interest cost	$117,834	$95,204	$325,648	$263,560
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(117,834)	(95,204)	(325,648)	(263,560)
Total interest expense, net	$—	$—	$—	$—

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,189,958	$4,453,750	$4,184,739	$4,590,625
Credit facilities (2)	4,399,243	4,399,243	2,484,737	2,484,737

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

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, at the Corpus Christi LNG terminal, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the sale was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018:

	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$34.8	11.9

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

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

NOTE 8—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating and maintenance expense—affiliate
Services Agreements	$1,302	$1,415	$1,890	$1,434
Lease Agreements	223	89	652	219
Other Agreements	(3)	—	(3)	—
Total operating and maintenance expense—affiliate	1,522	1,504	2,539	1,653

Development expense—affiliate
Services Agreements	—	—	—	8

General and administrative expense—affiliate
Services Agreements	607	289	1,605	753

We had $19.8 million and $23.8 million due to affiliates as of September 30, 2018 and December 31, 2017, respectively, under agreements with affiliates, as described below.

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

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.7 million, and the terms of the agreements range from three to five years.

In February 2018, CCL entered into agreements with Cheniere Land Holdings which grants CCL a limited license to use certain roads on land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.1 million, and the term of each agreement is five years.

In August 2018, CCL entered into an agreement with Cheniere Land Holdings which grants CCL a limited license to use certain land owned by Cheniere Land Holdings for the Liquefaction Facilities. CCL made a one-time payment of $0.5 million under this agreement, and the term of the agreement is three years.

We had $0.5 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively, of prepaid expenses related to these agreements in other current assets—affiliate.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Easement Agreements

In May 2018, CCL entered into agreements with Cheniere Land Holdings which grants CCL the right to construct, install and operate waterlines on land owned by Cheniere Land Holdings for the Liquefaction Facilities. During the nine months ended September 30, 2018, CCL paid $0.4 million as equity contributions to Cheniere Land Holdings for the value of these agreements.

Special Warranty Deed

In May 2018, CCL entered into a special warranty deed agreement with Cheniere Land Holdings whereby land owned by Cheniere Land Holdings was transferred to CCL as a non-cash equity contribution of $20.8 million.

Dredge Material Disposal Agreement

CCL has a dredge material disposal agreement with Cheniere Land Holdings that terminates in 2042 which grants CCL permission to use land owned by Cheniere Land Holdings for the deposit of dredge material from the construction and maintenance of the Liquefaction Facilities. Under the terms of the agreement, CCL will pay Cheniere Land Holdings $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards and $4.62 per cubic yard for any quantities above that.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2018, we have received $2.0 billion in contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for interest, net of amounts capitalized	$48,742	$—
Noncash capital contribution for conveyance of property, plant and equipment from affiliate	51,412	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $285.8 million and $194.2 million as of September 30, 2018 and 2017, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—RECENT ACCOUNTING STANDARDS

The following table provides a brief description of a recent accounting standard that had not been adopted by us as of September 30, 2018:

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of September 30, 2018.

Condensed Consolidating Balance Sheet
September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	217,993	1,957	—	219,950
Advances to affiliate	—	53,845	—	53,845
Inventory	—	8,638	—	8,638
Derivative assets	13,505	2,503	—	16,008
Other current assets	320	4,072	—	4,392
Other current assets—affiliate	—	498	—	498
Total current assets	231,818	71,513	—	303,331

Property, plant and equipment, net	969,395	9,586,914	—	10,556,309
Debt issuance and deferred financing costs, net	53,465	—	—	53,465
Non-current derivative assets	80,675	10,416	—	91,091
Investments in subsidiaries	9,575,538	—	(9,575,538)	—
Other non-current assets, net	—	29,841	—	29,841
Total assets	$10,910,891	$9,698,684	$(9,575,538)	$11,034,037

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$73	$25,231	$—	$25,304
Accrued liabilities	65,075	191,452	—	256,527
Due to affiliates	—	19,846	—	19,846
Derivative liabilities	—	213	—	213
Total current liabilities	65,148	236,742	—	301,890

Long-term debt, net	8,589,201	—	—	8,589,201
Non-current derivative liabilities	—	3,441	—	3,441
Deferred tax liability	—	4,209	(4,209)	—

Member’s equity	2,256,542	9,454,292	(9,571,329)	2,139,505
Total liabilities and member’s equity	$10,910,891	$9,698,684	$(9,575,538)	$11,034,037

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense (recovery)	—	(9,477)	—	(9,477)
Operating and maintenance expense—affiliate	—	1,522	—	1,522
Development expense	—	49	—	49
General and administrative expense	450	1,029	—	1,479
General and administrative expense—affiliate	—	607	—	607
Depreciation and amortization expense	89	3,399	—	3,488
Impairment expense and gain on disposal of assets	—	(13)	—	(13)
Total expenses (recoveries)	539	(2,884)	—	(2,345)

Income (loss) from operations	(539)	2,884	—	2,345

Other income (expense)
Derivative gain, net	21,818	—	—	21,818
Other income	220	80	(75)	225
Total other income	22,038	80	(75)	22,043

Net income	$21,499	$2,964	$(75)	$24,388

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense recovery	—	(6,377)	—	(6,377)
Operating and maintenance expense—affiliate	—	2,539	—	2,539
Development expense	—	172	—	172
General and administrative expense	999	2,515	—	3,514
General and administrative expense—affiliate	—	1,605	—	1,605
Depreciation and amortization expense	114	5,132	—	5,246
Impairment expense and gain on disposal of assets	—	(13)	—	(13)
Total expenses	1,113	5,573	—	6,686

Loss from operations	(1,113)	(5,573)	—	(6,686)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	119,233	—	—	119,233
Other income	177	7,833	(7,826)	184
Total other income	104,078	7,833	(7,826)	104,085

Income before income taxes	102,965	2,260	(7,826)	97,399
Income tax provision	—	(1,225)	1,225	—
Net income	$102,965	$1,035	$(6,601)	$97,399

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Expenses
Operating and maintenance expense	—	2,097	—	2,097
Operating and maintenance expense—affiliate	—	1,653	—	1,653
Development expense	—	497	—	497
Development expense—affiliate	—	8	—	8
General and administrative expense	832	2,992	—	3,824
General and administrative expense—affiliate	—	753	—	753
Depreciation and amortization expense	—	537	—	537
Impairment expense and loss on disposal of assets	—	2,064	—	2,064
Total expenses	832	10,601	—	11,433

Loss from operations	(832)	(10,601)	—	(11,433)

Other income (expense)
Loss on modification or extinguishment of debt	(32,480)	—	—	(32,480)
Derivative loss, net	(35,002)	—	—	(35,002)
Other income (expense)	(182)	11,540	(11,535)	(177)
Total other income (expense)	(67,664)	11,540	(11,535)	(67,659)

Income (loss) before income taxes	(68,496)	939	(11,535)	(79,092)
Income tax provision	—	(3,677)	3,677	—
Net loss	$(68,496)	$(2,738)	$(7,858)	$(79,092)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(8,075)	$(23,786)	$—	$(31,861)

Cash flows from investing activities
Property, plant and equipment, net	(374,390)	(1,853,975)	—	(2,228,365)
Investments in subsidiaries	(1,876,013)	—	1,876,013	—
Other	—	3,705	—	3,705
Net cash used in investing activities	(2,250,403)	(1,850,270)	1,876,013	(2,224,660)

Cash flows from financing activities
Proceeds from issuances of debt	2,276,800	—	—	2,276,800
Repayments of debt	(295,455)	—	—	(295,455)
Debt issuance and deferred financing costs	(45,743)	—	—	(45,743)
Debt extinguishment cost	(9,108)	—	—	(9,108)
Capital contributions	323,418	1,876,013	(1,876,013)	323,418
Net cash provided by financing activities	2,249,912	1,876,013	(1,876,013)	2,249,912

Net increase (decrease) in cash, cash equivalents and restricted cash	(8,566)	1,957	—	(6,609)
Cash, cash equivalents and restricted cash—beginning of period	226,559	—	—	226,559
Cash, cash equivalents and restricted cash—end of period	$217,993	$1,957	$—	$219,950

Balances per Condensed Consolidating Balance Sheet:

	September 30, 2018
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	217,993	1,957	—	219,950
Total cash, cash equivalents and restricted cash	$217,993	$1,957	$—	$219,950

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2017
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(43,315)	$(8,266)	$—	$(51,581)

Cash flows from investing activities
Property, plant and equipment, net	(227,143)	(1,402,030)	—	(1,629,173)
Investments in subsidiaries	(1,384,301)	—	1,384,301	—
Other	—	25,995	—	25,995
Net cash used in investing activities	(1,611,444)	(1,376,035)	1,384,301	(1,603,178)

Cash flows from financing activities
Proceeds from issuances of debt	2,706,000	—	—	2,706,000
Repayments of debt	(1,436,050)	—	—	(1,436,050)
Debt issuance and deferred financing costs	(23,309)	—	—	(23,309)
Debt extinguishment cost	(29)	—	—	(29)
Capital contributions	254,120	1,384,458	(1,384,458)	254,120
Distributions	—	(157)	157	—
Net cash provided by financing activities	1,500,732	1,384,301	(1,384,301)	1,500,732

Net decrease in cash, cash equivalents and restricted cash	(154,027)	—	—	(154,027)
Cash, cash equivalents and restricted cash—beginning of period	270,540	—	—	270,540
Cash, cash equivalents and restricted cash—end of period	$116,513	$—	$—	$116,513

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Business

We were formed in September 2014 to develop, construct, operate, maintain and own natural gas liquefaction and export facilities (the “Liquefaction Facilities”) and a 23-mile natural gas supply pipeline (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through wholly-owned subsidiaries CCL and CCP, respectively.

The Liquefaction Project is being developed in stages for three Trains, with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. The Liquefaction Project also includes the Corpus Christi Pipeline that will interconnect the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines. Stages 1 and 2 are currently under construction, and construction of the Corpus Christi Pipeline was completed in the second quarter of 2018. Train 1 has commenced commissioning activities.

Overview of Significant Events

Our significant accomplishments since January 1, 2018 and through the filing date of this Form 10-Q include the following:
Strategic

•
In May 2018, Cheniere’s board of directors made a positive final investment decision with respect to Stage 2 of the Liquefaction Project and issued a full notice to proceed to Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) under the EPC contract for Stage 2.

•	In February 2018, CCL entered into a 20-year SPA with PetroChina International Company Limited, a subsidiary of China National Petroleum Corporation, for the sale of LNG beginning in 2023.
Operational

•	In August 2018, feed gas was introduced to Train 1 of the Liquefaction Project as part of the commissioning process.
Financial

•	We completed the following debt transactions:

◦
In May 2018, we amended and restated our existing credit facilities (the “CCH Credit Facility”) to increase total commitments under the CCH Credit Facility to $6.1 billion. Borrowings will be used to fund a portion of the costs of developing, constructing and placing into service the three Trains and the related facilities of the Liquefaction Project and for related business purposes.

•
In June 2018, we amended and restated our working capital facility (“CCH Working Capital Facility”) to increase total commitments under the CCH Working Capital Facility to $1.2 billion. Borrowings will be used for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	219,950	226,559
Available commitments under the following credit facilities:
CCH Credit Facility	1,645,675	2,086,714
CCH Working Capital Facility	884,475	186,422

For additional information regarding our debt agreements, see Note 6—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 7—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2017.

Corpus Christi LNG Terminal

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. The following table summarizes the overall project status of the Liquefaction Project as of September 30, 2018:

	Stage 1		Stage 2
Overall project completion percentage	93.9%		36.3%
Completion percentage of:
Engineering	100%		79.2%
Procurement	100%		57.3%
Subcontract work	83.6%		5.8%
Construction	86.9%		5.9%
Expected date of substantial completion	Train 1	1Q 2019	Train 3	2H 2021
	Train 2	2H 2019

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries for a 25-year term and to non-FTA countries for a 20-year term up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas. The terms of each of these authorizations begin on the earlier of the date of first export thereunder or the date specified in the particular order, which ranges from seven to 10 years from the date the order was issued.

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing volatility in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2018, CCL had secured up to approximately 2,640 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through September 30, 2018. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Senior notes (1)	$4,250,000	$4,250,000
Credit facilities outstanding balance (2)	4,491,737	2,484,737
Letters of credit issued (2)	315,525	163,578
Available commitments under credit facilities (2)	2,530,150	2,273,136
Total capital resources from borrowings and available commitments	$11,587,412	$9,171,451

(1)	Includes 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025 and 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Includes CCH Credit Facility and CCH Working Capital Facility.

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of September 30, 2018 and December 31, 2017, we had $1.6 billion and $2.1 billion of available commitments and $4.5 billion and $2.5 billion loans outstanding under the CCH Credit Facility, respectively.

The CCH Credit Facility matures on June 30, 2024, with principal payments due quarterly commencing on the earlier of (1) the first quarterly payment date occurring more than three calendar months following the completion of the Liquefaction Project as defined in the common terms agreement and (2) a set date determined by reference to the date under which a certain LNG buyer linked to the last Train of the Liquefaction Project to become operational is entitled to terminate its SPA for failure to achieve the date of first commercial delivery for that agreement. Scheduled repayments will be based upon a 19-year tailored amortization, commencing the first full quarter after the completion of Trains 1 through 3 and designed to achieve a minimum projected fixed debt service coverage ratio of 1.50:1.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”), the issuance of letters of credit, as well as for swing line loans (“CCH Swing Line Loans”) for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2018 and December 31, 2017, we had $884.5 million and $186.4 million of available commitments and $315.5 million and $163.6 million aggregate amount of issued letters of credit under the CCH Working Capital Facility, respectively. We did not have any amounts outstanding under the CCH Working Capital Facility as of both September 30, 2018 and December 31, 2017.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2018, we have received $2.0 billion in contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs. In March 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement and for general corporate purposes.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of September 30, 2018, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2018 and 2017 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2018	2017
Operating cash flows	$(31,861)	$(51,581)
Investing cash flows	(2,224,660)	(1,603,178)
Financing cash flows	2,249,912	1,500,732

Net decrease in cash, cash equivalents and restricted cash	(6,609)	(154,027)
Cash, cash equivalents and restricted cash—beginning of period	226,559	270,540
Cash, cash equivalents and restricted cash—end of period	$219,950	$116,513

Operating Cash Flows

Operating cash outflows during the nine months ended September 30, 2018 and 2017 were $31.9 million and $51.6 million, respectively. The decrease in operating cash outflows in 2018 compared to 2017 was primarily related to decreased cash used for settlement of derivative instruments.

Investing Cash Flows

Investing cash outflows during the nine months ended September 30, 2018 and 2017 were $2.2 billion and $1.6 billion, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion. In addition to cash outflows for construction costs for the Liquefaction Project, we received $3.7 million and $36.3 million during the nine months ended September 30, 2018 and 2017, respectively, from the return of collateral payments previously paid for the Liquefaction Project, which was offset by $10.3 million paid for infrastructure to support the Liquefaction Project in the nine months ended September 30, 2017.

Financing Cash Flows

Financing cash inflows during the nine months ended September 30, 2018 were $2.2 billion, primarily as a result of:
•$2.3 billion of borrowings and $281.5 million of repayments under the CCH Credit Facility;
•$14.0 million of borrowings and $14.0 million of repayments under the CCH Working Capital Facility;
•$45.7 million of debt issuance costs related to up-front fees paid upon the closing of these transactions;
•$9.1 million of debt extinguishment costs related to the repayment of the CCH Credit Facility; and
•$323.4 million of equity contributions from Cheniere.

Financing cash inflows during the nine months ended September 30, 2017 were $1.5 billion, primarily as a result of:
•$1.2 billion of borrowings under the CCH Credit Facility;

•	issuance of aggregate principal amount of $1.5 billion of the 2027 CCH Senior Notes, which was used to prepay $1.4 billion of outstanding borrowings under the CCH Credit Facility;

•	$24.0 million of borrowings and $24.0 million of repayments made under the CCH Working Capital Facility;
•$23.3 million of debt issuance costs related to up-front fees paid upon the closing of these transactions; and
•$254.1 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net income was $24.4 million in the three months ended September 30, 2018, compared to a net loss of $8.6 million in the three months ended September 30, 2017. This $33.0 million increase in net income in 2018 was primarily a result of increased derivative gain, net and decreased loss from operations.

Our consolidated net income was $97.4 million in the nine months ended September 30, 2018, compared to a net loss of $79.1 million in the nine months ended September 30, 2017. This $176.5 million increase in net income in 2018 was primarily a result of increased derivative gain, net, decreased loss on modification or extinguishment of debt and decreased loss from operations.

Income (loss) from operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Revenues	$—	$—	$—	$—	$—	$—

Operating and maintenance expense (recovery)	(9,477)	533	(10,010)	(6,377)	2,097	(8,474)
Operating and maintenance expense—affiliate	1,522	1,504	18	2,539	1,653	886
Development expense	49	82	(33)	172	497	(325)
Development expense—affiliate	—	—	—	—	8	(8)
General and administrative expense	1,479	861	618	3,514	3,824	(310)
General and administrative expense—affiliate	607	289	318	1,605	753	852
Depreciation and amortization expense	3,488	248	3,240	5,246	537	4,709
Impairment expense and loss (gain) on disposal of assets	(13)	2,059	(2,072)	(13)	2,064	(2,077)
Total expenses (recoveries)	(2,345)	5,576	(7,921)	6,686	11,433	(4,747)

Income (loss) from operations	$2,345	$(5,576)	$7,921	$(6,686)	$(11,433)	$4,747

Our loss from operations decreased $7.9 million and $4.7 million during the three and nine months ended September 30, 2018, respectively, from the comparable periods in 2017 primarily due to the decrease in operating and maintenance expense, which resulted from an increase in fair value of our natural gas supply agreements due to favorable market shifts between the periods. This decrease in operating and maintenance expense was partially offset by increased depreciation and amortization expenses, as the assets related to Corpus Christi Pipeline began depreciating upon completion of the construction.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	Change	2018	2017	Change
Loss on modification or extinguishment of debt	$—	$—	$—	$15,332	$32,480	$(17,148)
Derivative loss (gain), net	(21,818)	2,906	(24,724)	(119,233)	35,002	(154,235)
Other expense (income)	(225)	95	(320)	(184)	177	(361)
Total other expense (income)	$(22,043)	$3,001	$(25,044)	$(104,085)	$67,659	$(171,744)

Loss on modification or extinguishment of debt decreased during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. Loss on modification or extinguishment of debt recognized in 2018 was attributable to $15.3 million of debt modification and extinguishment costs relating to the incurrence of third party fees and write off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility. Loss on modification or extinguishment of debt recognized in 2017 was attributable to the write-off of debt issuance costs of $32.5 million in May 2017 upon the prepayment of approximately $1.4 billion of outstanding borrowings under the CCH Credit Facility in connection with the issuance of the 2027 CCH Senior Notes.

Derivative gain, net increased from a net loss during the three and nine months ended September 30, 2017 to a net gain during the three and nine months ended September 30, 2018. The increase in derivative gain, net in 2018 as compared to derivative loss, net in 2017 was primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. During the nine months ended September 30, 2018, we also recognized a $4.8 million gain in June 2018 upon the termination of interest rate swaps associated with the amendment and restatement of the CCH Credit Facility. During the nine months ended September 30, 2017, we recognized a $13.0 million loss in May 2017 in conjunction with the termination of approximately $1.4 billion of commitments under the CCH Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$9,265	$4,496	$(91)	$10

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

	September 30, 2018		December 31, 2017
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$94,180	$42,254	$(32,258)	$43,994

See Note 4—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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
10.1*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Stage 2 EPC Agreement Revised Table A-2, dated May 18, 2018, (ii) the Change Order CO-00002 Stage 2 EPC Agreement Amended and Restated Attachment C, dated May 18, 2018, (iii) the Change Order CO-00003 Fuel Provisional Sum Adjustment, dated May 24, 2018, (iv) the Change Order CO-00004 Currency Provisional Sum Adjustment, dated May 29, 2018, (v) the Change Order CO-00005 JT Valve Modifications, dated July 10, 2018 and (vi) the Change Order CO-00006 Tank B Soil Conditions, International Building Code, and East Jetty Marine Facility Schedule Acceleration, dated September 5, 2018 (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 7, 2018	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	November 7, 2018	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)