Form 10-Q
period 2019-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2019-05-09
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act: None
Trading Symbol: Not applicable
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	217,706	289,141
Receivables	15,584	24,989
Accounts receivable—affiliate	43,825	21,060
Advances to affiliate	78,498	94,397
Inventory	61,508	26,198
Derivative assets	11,983	17,759
Other current assets	9,506	15,217
Other current assets—affiliate	43	633
Total current assets	438,653	489,394

Property, plant and equipment, net	11,620,073	11,138,825
Debt issuance and deferred financing costs, net	27,018	38,012
Non-current derivative assets	5,757	22,413
Other non-current assets, net	40,019	31,709
Total assets	$12,131,520	$11,720,353

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$20,797	$16,202
Accrued liabilities	306,932	162,205
Accrued liabilities—related party	5,040	—
Current debt	—	168,000
Due to affiliates	17,002	25,086
Derivative liabilities	1,493	13,576
Other current liabilities	1,104	—
Other current liabilities—affiliate	897	—
Total current liabilities	353,265	385,069

Long-term debt, net	9,733,258	9,245,552
Non-current derivative liabilities	28,835	8,595
Other non-current liabilities	5,457	—
Other non-current liabilities—affiliate	835	—

Member’s equity	2,009,870	2,081,137
Total liabilities and member’s equity	$12,131,520	$11,720,353

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
LNG revenues	$13,056	$—
LNG revenues—affiliate	93,025	—
Total revenues	106,081	—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	59,341	116
Cost of sales—related party	9,711	—
Operating and maintenance expense	31,855	850
Operating and maintenance expense—affiliate	5,247	466
Development expense	—	34
General and administrative expense	1,537	850
General and administrative expense—affiliate	1,155	403
Depreciation and amortization expense	22,324	371
Impairment expense and loss on disposal of assets	313	—
Total operating costs and expenses	131,483	3,090

Loss from operations	(25,402)	(3,090)

Other income (expense)
Interest expense, net of capitalized interest	(11,758)	—
Derivative gain (loss), net	(35,087)	68,849
Other income (expense)	970	(67)
Total other income (expense)	(45,875)	68,782

Net income (loss)	$(71,277)	$65,692

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in thousands)
(unaudited)

Three Months Ended March 31, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081,137	$2,081,137
Capital contributions	10	10
Net loss	(71,277)	(71,277)
Balance at March 31, 2019	$2,009,870	$2,009,870

Three Months Ended March 31, 2018
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	189,000	189,000
Net income	65,692	65,692
Balance at March 31, 2018	$1,921,968	$1,921,968

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(71,277)	$65,692
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	22,324	371
Amortization of debt issuance costs	694	—
Total losses (gains) on derivatives, net	28,223	(68,733)
Net cash provided by (used for) settlement of derivative instruments	2,366	(6,292)
Impairment expense and loss on disposal of assets	313	—
Other	353	—
Changes in operating assets and liabilities:
Accounts receivable	(15,526)	—
Accounts receivable—affiliate	(43,817)	—
Inventory	(29,051)	(77)
Accounts payable and accrued liabilities	97,449	(345)
Accrued liabilities—related party	5,041	—
Due to affiliates	1,062	(147)
Advances to affiliate	(26,985)	—
Other, net	7,030	(66)
Other, net—affiliate	(14)	(5)
Net cash used in operating activities	(21,815)	(9,602)

Cash flows from investing activities
Property, plant and equipment, net	(370,409)	(589,061)
Other	(2,062)	—
Net cash used in investing activities	(372,471)	(589,061)

Cash flows from financing activities
Proceeds from issuances of debt	692,000	266,000
Repayments of debt	(369,000)	—
Debt issuance and deferred financing costs	(159)	(129)
Capital contributions	10	189,000
Net cash provided by financing activities	322,851	454,871

Net decrease in cash, cash equivalents and restricted cash	(71,435)	(143,792)
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$217,706	$82,767

Balances per Consolidated Balance Sheet:

March 31,
2019
Cash and cash equivalents	$—
Restricted cash	217,706
Total cash, cash equivalents and restricted cash	$217,706

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are developing and constructing natural gas liquefaction and export facilities at the Corpus Christi LNG terminal (the “Liquefaction Facilities”) near Corpus Christi, Texas and a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) through our wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages with the first phase being three Trains (“Phase 1”). The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2018. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

We are a disregarded entity for federal and state income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is included in the consolidated federal income tax return of Cheniere. The provision for income taxes, taxes payable and deferred income tax balances have been recorded as if we had filed all tax returns on a separate return basis from Cheniere. Tax elections under a separate return basis may differ from tax elections taken on the consolidated federal income tax return of Cheniere.

Recent Accounting Standards

We adopted ASU 2016-02, Leases (Topic 842), and subsequent amendments thereto on January 1, 2019 using the optional transition approach to apply the standard at the beginning of the first quarter of 2019 with no retrospective adjustments to prior periods. This standard requires a lessee to recognize leases on its balance sheet by recording a lease liability representing the obligation to make future lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. The adoption of the standard did not materially impact our Consolidated Financial Statements. Upon adoption of the standard, we recorded right-of-use assets of $8.1 million in other non-current assets, net, and lease liabilities of $0.5 million in other current liabilities—affiliate, $5.2 million other non-current liabilities and $1.2 million in other non-current liabilities—affiliate.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, restricted cash consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$217,706	$289,141

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—INVENTORY

As of March 31, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Natural gas	$185	$1,326
LNG	14,506	—
Materials and other	46,817	24,872
Total inventory	$61,508	$26,198

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$6,631,926	$618,547
LNG site and related costs	275,895	44,725
LNG terminal construction-in-process	4,729,518	10,470,577
Accumulated depreciation	(28,708)	(7,416)
Total LNG terminal costs, net	11,608,631	11,126,433
Fixed assets
Fixed assets	15,436	15,534
Accumulated depreciation	(3,994)	(3,142)
Total fixed assets, net	11,442	12,392
Property, plant and equipment, net	$11,620,073	$11,138,825

Depreciation expense was $22.3 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $74.2 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 1 of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, which are classified as derivative assets, non-current derivative assets, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of
	March 31, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives asset (liability)	$—	$(19,095)	$—	$(19,095)	$—	$18,069	$—	$18,069
Liquefaction Supply Derivatives asset (liability)	(218)	5,115	1,610	6,507	1,299	2,990	(4,357)	(68)

There have been no changes to our evaluation of and accounting for our derivative positions during the three months ended March 31, 2019. See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information.

We value our Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of March 31, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2019:

	Net Fair Value Asset (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$1,610	Market approach incorporating present value techniques	Basis Spread	$(0.703) - $0.050

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$(4,357)	$(91)
Realized and mark-to-market gains:
Included in cost of sales	2,767	351
Purchases and settlements:
Purchases	962	(467)
Settlements	2,727	—
Transfers out of Level 3 (1)	(489)	—
Balance, end of period	$1,610	$(207)
Change in unrealized gains (losses) relating to instruments still held at end of period	$2,767	$351

(1)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

During the three months ended March 31, 2019, there were no changes to the terms of our Interest Rate Derivatives, which we entered into to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility.

As of March 31, 2019, we had the following Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
Consolidated Balance Sheet Location	2019	2018
Derivative assets	$3,985	$10,556
Non-current derivative assets	316	7,918
Total derivative assets	4,301	18,474

Derivative liabilities	(160)	(7)
Non-current derivative liabilities	(23,236)	(398)
Total derivative liabilities	(23,396)	(405)

Derivative asset (liability), net	$(19,095)	$18,069

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest Rate Derivatives gain (loss)	$(35,087)	$68,849

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to eight years, some of which commence upon the satisfaction of certain conditions precedent.

As of March 31, 2019 and December 31, 2018, CCL had secured up to approximately 2,805 TBtu and 2,801 TBtu, respectively, of natural gas feedstock through natural gas supply contracts. The forward notional for our Liquefaction Supply Derivatives was approximately 2,938 TBtu and 2,854 TBtu as of March 31, 2019 and December 31, 2018, respectively.

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	March 31, 2019	December 31, 2018
Derivative assets	$7,998	$7,203
Non-current derivative assets	5,441	14,495
Total derivative assets	13,439	21,698

Derivative liabilities	(1,333)	(13,569)
Non-current derivative liabilities	(5,599)	(8,197)
Total derivative liabilities	(6,932)	(21,766)

Derivative asset (liability), net	$6,507	$(68)

(1)
Does not include collateral calls of $3.8 million and $4.5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as March 31, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Consolidated Statements of Operations during the three months ended March 31, 2019 and 2018 (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location (1)	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$811	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	6,053	(116)

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2019
Interest Rate Derivatives	$4,893	$(592)	$4,301
Interest Rate Derivatives	(23,453)	57	(23,396)
Liquefaction Supply Derivatives	16,984	(3,545)	13,439
Liquefaction Supply Derivatives	(10,876)	3,944	(6,932)
As of December 31, 2018
Interest Rate Derivatives	$19,520	$(1,046)	$18,474
Interest Rate Derivatives	(413)	8	(405)
Liquefaction Supply Derivatives	31,770	(10,072)	21,698
Liquefaction Supply Derivatives	(29,996)	8,230	(21,766)

NOTE 6—OTHER NON-CURRENT ASSETS

As of March 31, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Advances and other asset conveyances to third parties to support LNG terminals	$18,068	$18,209
Operating lease assets	7,718	—
Tax-related payments and receivables	3,600	3,783
Information technology service assets	1,901	2,435
Other	8,732	7,282
Total other non-current assets, net	$40,019	$31,709

NOTE 7—ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Interest costs and related debt fees	$65,369	$994
Accrued natural gas purchases	81,201	91,910
Liquefaction Project costs	148,108	46,964
Other	12,254	22,337
Total accrued liabilities	$306,932	$162,205

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 8—DEBT

As of March 31, 2019 and December 31, 2018, our debt consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
CCH Credit Facility	5,646,737	5,155,737
Unamortized premium, discount and debt issuance costs, net	(163,479)	(160,185)
Total long-term debt, net	9,733,258	9,245,552

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	168,000
Total debt, net	$9,733,258	$9,413,552

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2019 (in thousands):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Incremental commitments	1,565,961	850,000
Less:
Outstanding balance	5,646,737	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	321,154
Available commitment	$490,675	$878,846

Interest rate	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	4.25%	n/a
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of March 31, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Total interest cost	$132,663	$101,195
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(120,905)	(101,195)
Total interest expense, net	$11,758	$—

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,193,580	$4,597,500	$4,191,754	$4,228,750
Credit facilities (2)	5,539,678	5,539,678	5,221,798	5,221,798

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

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

For the three months ended March 31, 2019, the entire balance of LNG revenues—affiliate represented revenue earned from contracts with customers and the entire balance of LNG revenues represented gains from derivative instruments, including a portion of derivative instruments that settled through physical delivery.

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$33.9	11	$33.9	12
LNG revenues—affiliate	1.0	14	1.0	14
Total revenues	$34.9		$34.9

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. All of our LNG revenues—affiliate were related to variable consideration received from customers during the three months ended March 31, 2019.

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

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues—affiliate
Cheniere Marketing SPA and Cheniere Marketing Base SPA	$93,025	$—

Cost of sales—related party
Natural Gas Supply Agreement	9,711	—

Operating and maintenance expense—affiliate
Services Agreements	5,071	233
Lease Agreements	176	233
Total operating and maintenance expense—affiliate	5,247	466

General and administrative expense—affiliate
Services Agreements	1,155	403

We had $17.0 million and $25.1 million due to affiliates as of March 31, 2019 and December 31, 2018, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has a fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG. As of March 31, 2019 and December 31, 2018, CCL had $43.8 million and $21.1 million of accounts receivable—affiliate, respectively, under these agreements.

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

Natural Gas Supply Agreement

CCL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project with a related party in the ordinary course of business. As of March 31, 2019, we had $5.0 million in accrued liabilities—related party related to this agreement.

Agreements with Midship Pipeline

CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) to secure firm pipeline transportation capacity for a period of 10 years following commencement of the approximately 200-mile natural gas pipeline project which Midship Pipeline is constructing. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16.2 million. Midship Pipeline had not made any drawings on this letter of credit as of March 31, 2019.

Land Agreements

We had $42 thousand and $0.3 million as of March 31, 2019 and December 31, 2018, respectively, of prepaid expenses related to these agreements in other current assets—affiliate.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.6 million and the terms of the agreements range from three years to five years.

Easement Agreements

CCL has agreements with Cheniere Land Holdings which grant CCL easements on land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual payment for easement agreements is $0.1 million, excluding any previously paid one-time payments, and the terms of the agreements range from three years to five years.

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

Tug Hosting Agreement

In February 2017, CCL entered into a tug hosting agreement with Corpus Christi Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere, to provide certain marine structures, support services and access necessary at the Liquefaction Facilities for Tug Services to provide its customers with tug boat and marine services. Tug Services is required to reimburse CCL for any third-party costs incurred by CCL in connection with providing the goods and services.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2019, we have not received any contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

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

NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$—	$64,656

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $221.2 million and $213.4 million as of March 31, 2019 and 2018, respectively.

NOTE 12—SUPPLEMENTAL GUARANTOR INFORMATION

Our CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the CCH Indenture, (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indenture and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. See Note 9—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information regarding the CCH Senior Notes.

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of March 31, 2019.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	208,319	9,387	—	217,706
Receivables	—	15,584	—	15,584
Accounts receivable—affiliate	—	43,825	—	43,825
Advances to affiliate	—	78,498	—	78,498
Inventory	—	61,508	—	61,508
Derivative assets	3,985	7,998	—	11,983
Other current assets	45	9,461	—	9,506
Other current assets—affiliate	—	44	(1)	43
Total current assets	212,349	226,305	(1)	438,653

Property, plant and equipment, net	1,213,444	10,406,629	—	11,620,073
Debt issuance and deferred financing costs, net	27,018	—	—	27,018
Non-current derivative assets	316	5,441	—	5,757
Investments in subsidiaries	10,533,546	—	(10,533,546)	—
Other non-current assets, net	—	40,019	—	40,019
Total assets	$11,986,673	$10,678,394	$(10,533,547)	$12,131,520

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$84	$20,713	$—	$20,797
Accrued liabilities	65,520	241,412	—	306,932
Accrued liabilities—related party	—	5,040	—	5,040
Due to affiliates	150	16,852	—	17,002
Derivative liabilities	160	1,333	—	1,493
Other current liabilities	—	1,104	—	1,104
Other current liabilities—affiliate	—	897	—	897
Total current liabilities	65,914	287,351	—	353,265

Long-term debt, net	9,733,258	—	—	9,733,258
Non-current derivative liabilities	23,236	5,599	—	28,835
Deferred tax liabilities	—	1,104	(1,104)	—
Other non-current liabilities	—	5,457	—	5,457
Other non-current liabilities—affiliate	—	835	—	835

Member’s equity	2,164,265	10,378,048	(10,532,443)	2,009,870
Total liabilities and member’s equity	$11,986,673	$10,678,394	$(10,533,547)	$12,131,520

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$13,056	$—	$13,056
LNG revenues—affiliate	—	93,025	—	93,025
Total revenues	—	106,081	—	106,081

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	59,341	—	59,341
Cost of sales—related party	—	9,711	—	9,711
Operating and maintenance expense	—	31,855	—	31,855
Operating and maintenance expense—affiliate	—	5,247	—	5,247
General and administrative expense	411	1,126	—	1,537
General and administrative expense—affiliate	—	1,155	—	1,155
Depreciation and amortization expense	2,065	20,259	—	22,324
Impairment expense and gain on disposal of assets	—	313	—	313
Total operating costs and expenses	2,476	129,007	—	131,483

Loss from operations	(2,476)	(22,926)	—	(25,402)

Other income (expense)
Interest expense, net of capitalized interest	(11,758)	—	—	(11,758)
Derivative loss, net	(35,087)	—	—	(35,087)
Other income	893	149	(72)	970
Total other income (expense)	(45,952)	149	(72)	(45,875)

Loss before income taxes	(48,428)	(22,777)	(72)	(71,277)
Income tax benefit	—	904	(904)	—

Net loss	$(48,428)	$(21,873)	$(976)	$(71,277)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

LNG revenues—affiliate	$—	$—	$—	$—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	116	—	116
Operating and maintenance expense	—	850	—	850
Operating and maintenance expense—affiliate	—	466	—	466
Development expense	—	34	—	34
General and administrative expense	99	751	—	850
General and administrative expense—affiliate	—	403	—	403
Depreciation and amortization expense	13	358	—	371
Total operating costs and expenses	112	2,978	—	3,090

Loss from operations	(112)	(2,978)	—	(3,090)

Other income (expense)
Derivative gain, net	68,849	—	—	68,849
Other income (expense)	(68)	4,476	(4,475)	(67)
Total other income	68,781	4,476	(4,475)	68,782

Income before income taxes	68,669	1,498	(4,475)	65,692
Income tax provision	—	(897)	897	—
Net income	$68,669	$601	$(3,578)	$65,692

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$282	$(19,243)	$(2,854)	$(21,815)

Cash flows from investing activities
Property, plant and equipment, net	(55,100)	(315,309)	—	(370,409)
Investments in subsidiaries	(561,104)	—	561,104	—
Distributions received from affiliates	219,142	—	(219,142)	—
Other	—	(2,062)	—	(2,062)
Net cash used in investing activities	(397,062)	(317,371)	341,962	(372,471)

Cash flows from financing activities
Proceeds from issuances of debt	692,000	—	—	692,000
Repayments of debt	(369,000)	—	—	(369,000)
Debt issuance and deferred financing costs	(159)	—	—	(159)
Capital contributions	10	561,104	(561,104)	10
Distributions	—	(221,996)	221,996	—
Net cash provided by financing activities	322,851	339,108	(339,108)	322,851

Net increase (decrease) in cash, cash equivalents and restricted cash	(73,929)	2,494	—	(71,435)
Cash, cash equivalents and restricted cash—beginning of period	282,248	6,893	—	289,141
Cash, cash equivalents and restricted cash—end of period	$208,319	$9,387	$—	$217,706

Balances per Condensed Consolidating Balance Sheet:

	March 31, 2019
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	208,319	9,387	—	217,706
Total cash, cash equivalents and restricted cash	$208,319	$9,387	$—	$217,706

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(6,403)	$(3,199)	$—	$(9,602)

Cash flows from investing activities
Property, plant and equipment, net	(165,851)	(423,210)	—	(589,061)
Investments in subsidiaries	(426,414)	—	426,414	—
Net cash used in investing activities	(592,265)	(423,210)	426,414	(589,061)

Cash flows from financing activities
Proceeds from issuances of debt	266,000	—	—	266,000
Debt issuance and deferred financing costs	(129)	—	—	(129)
Capital contributions	189,000	426,414	(426,414)	189,000
Net cash provided by financing activities	454,871	426,414	(426,414)	454,871

Net increase (decrease) in cash, cash equivalents and restricted cash	(143,797)	5	—	(143,792)
Cash, cash equivalents and restricted cash—beginning of period	226,559	—	—	226,559
Cash, cash equivalents and restricted cash—end of period	$82,762	$5	$—	$82,767

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

The Liquefaction Project is being developed in stages with the first phase being three Trains (“Phase 1”), with expected aggregate nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 13.5 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:

•	As of April 30, 2019, 18 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project.

•	In February 2019, CCL achieved substantial completion of Train 1 of the Liquefaction Project and commenced operating activities.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	217,706	289,141
Available commitments under the following credit facilities:
Amended and restated CCH Credit Facility (“CCH Credit Facility”)	490,675	981,675
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	878,846	716,475

For additional information regarding our debt agreements, see Note 8—Debt of our Notes to Consolidated Financial Statements and Note 9—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Corpus Christi LNG Terminal

Liquefaction Facilities

The Liquefaction Project is being developed and constructed at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. We achieved substantial completion of Train 1 of the Liquefaction Project and commenced operating activities in February 2019. The following table summarizes the overall project status of the Liquefaction Project as of March 31, 2019:

	Stage 1		Stage 2
Overall project completion percentage	98.4%		51.6%
Completion percentage of:
Engineering	100%		91.3%
Procurement	100%		77.0%
Subcontract work	93.9%		10.5%
Construction	96.7%		19.3%
Expected date of substantial completion	Train 2	2H 2019	Train 3	2H 2021

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

In addition, Cheniere Marketing International LLP (“Cheniere Marketing”), an indirect wholly-owned subsidiary of Cheniere, has entered into SPAs with CCL to purchase 15 TBtu per annum of LNG and any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2019, CCL had secured up to approximately 2,805 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through March 31, 2019. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

Pipeline Facilities

In December 2014, the FERC issued a certificate of public convenience and necessity under Section 7(c) of the Natural Gas Act of 1938, as amended, authorizing CCP to construct and operate the Corpus Christi Pipeline. The Corpus Christi Pipeline is designed to transport 2.25 Bcf/d of natural gas feedstock required by the Liquefaction Project from the existing regional natural gas pipeline grid. The construction of the Corpus Christi Pipeline was completed in the second quarter of 2018.

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. We realized offsets to LNG terminal costs of $74.2 million in the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 1 during the testing phase for its construction. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Senior notes (1)	$4,250,000	$4,250,000
Credit facilities outstanding balance (2)	5,646,737	5,323,737
Letters of credit issued (2)	321,154	315,525
Available commitments under credit facilities (2)	1,369,521	1,698,150
Total capital resources from borrowings and available commitments (3)	$11,587,412	$11,587,412

(1)
Includes 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) and 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

(2)	Includes CCH Credit Facility and CCH Working Capital Facility.

(3)	Does not include additional borrowings by our indirect parents which may be used for the Liquefaction Project.

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 8—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 9—Debt of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of March 31, 2019 and December 31, 2018, we had $490.7 million and $1.0 billion of available commitments and $5.6 billion and $5.2 billion loans outstanding under the CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of March 31, 2019 and December 31, 2018, we had $878.8 million and $716.5 million of available commitments, $321.2 million and $315.5 million aggregate amount of issued letters of credit and zero and $168.0 million of loans outstanding under the CCH Working Capital Facility, respectively.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2019, we have not received any contributions under the Equity Contribution Agreement. Cheniere will only be required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs. In March 2017, Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement and for general corporate purposes.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of March 31, 2019, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2019 and 2018 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2019	2018
Operating cash flows	$(21,815)	$(9,602)
Investing cash flows	(372,471)	(589,061)
Financing cash flows	322,851	454,871

Net decrease in cash, cash equivalents and restricted cash	(71,435)	(143,792)
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$217,706	$82,767

Operating Cash Flows

Operating cash net outflows during the three months ended March 31, 2019 and 2018 were $21.8 million and $9.6 million, respectively. The increase in operating cash net outflows in 2019 compared to 2018 was primarily due to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Train 1 of the Liquefaction Project in March 2019.

Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2019 and 2018 were $372.5 million and $589.1 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the three months ended March 31, 2019 were $322.9 million, primarily as a result of:

•	$491.0 million of borrowings under the CCH Credit Facility; and

•	$201.0 million of borrowings and $369.0 million of repayments under the CCH Working Capital Facility.

Financing cash net inflows during the three months ended March 31, 2018 were $454.9 million, primarily as a result of:

•	$266.0 million of borrowings under the CCH Credit Facility; and

•	$189.0 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net loss was $71.3 million in the three months ended March 31, 2019, compared to net income of $65.7 million in the three months ended March 31, 2018. This $137.0 million decrease in net income in 2019 was primarily the result of increased derivative loss, net, loss from operations and interest expense, net of capitalized interest.

Revenues

	Three Months Ended March 31,
(in thousands, except volumes)	2019	2018	Change
LNG revenues	$13,056	$—	$13,056
LNG revenues—affiliate	93,025	—	93,025
Total revenues	$106,081	$—	$106,081

LNG volumes recognized as revenues (in TBtu)	21	—	21

During the three months ended March 31, 2019, we began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 of the Liquefaction Project in February 2019. We expect our LNG revenues to increase in the future upon Trains 2 and 3 of the Liquefaction Project becoming operational.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $74.2 million corresponding to 15 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three months ended March 31, 2018.

Operating costs and expenses

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Cost of sales	$59,341	$116	$59,225
Cost of sales—related party	9,711	—	9,711
Operating and maintenance expense	31,855	850	31,005
Operating and maintenance expense—affiliate	5,247	466	4,781
Development expense	—	34	(34)
General and administrative expense	1,537	850	687
General and administrative expense—affiliate	1,155	403	752
Depreciation and amortization expense	22,324	371	21,953
Impairment expense and loss on disposal of assets	313	—	313
Total operating costs and expenses	$131,483	$3,090	$128,393

Our total operating costs and expenses increased during the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily as a result of the commencement of operations of Train 1 of the Liquefaction Project in February 2019.

Cost of sales increased during the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily related to the increase in the volume of natural gas feedstock related to our LNG sales due to the commencement of operations at the Liquefaction Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three months ended March 31, 2019 from the three months ended March 31, 2018 was primarily related to increased natural gas transportation and storage capacity demand charges and increased third-party service and maintenance contract costs, generally as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance (including affiliates) also includes payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2019 from the three months ended March 31, 2018 as a result of commencing operations of Train 1 of the Liquefaction Project in March 2019 and completing construction of the Corpus Christi Pipeline in the second quarter of 2018, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Interest expense, net of capitalized interest	$11,758	$—	$11,758
Derivative loss (gain), net	35,087	(68,849)	103,936
Other expense (income)	(970)	67	(1,037)
Total other expense (income)	$45,875	$(68,782)	$114,657

Interest expense, net of capitalized interest, increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily as a result of a decrease in the portion of total interest costs that could be capitalized due to the commencement of operations at the Liquefaction Project. For the three months ended March 31, 2019 and 2018, we incurred $132.7 million and $101.2 million of total interest cost, respectively, of which we capitalized $120.9 million and $101.2 million, respectively, primarily for the construction of the Liquefaction Project.

Derivative loss, net increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income increased during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to an increase in interest income earned on our cash and cash equivalents.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Standards

For descriptions of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

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

	March 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$6,507	$3,345	$(68)	$1,165

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

	March 31, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(19,095)	$32,628	$18,069	$37,145

See Note 5—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00050 Early Turnover of LNG Tank C, dated December 19, 2018 (Portions of this exhibit have been omitted.)

10.2*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000010 OSHA Handrail Requirement Changes Impact, dated January 25, 2019, (ii) the Change Order CO-00011 Differing Soil Conditions - Train 3, dated March 7, 2019 and (iii) the Change Order CO-00012 Tank B Logo Deletion, dated March 25, 2019 (Portions of this exhibit have been omitted.)

31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 8, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	May 8, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)