Form 10-Q
period 2019-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2019-08-08
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from            to
Commission file number 333-215435
Cheniere Corpus Christi Holdings, LLC
(Exact name of registrant as specified in its charter)

Delaware			47-1929160
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

700 Milam Street	,	Suite 1900
Houston	,	Texas	77002
(Address of principal executive offices)			(Zip code)
(713) 375-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	279,170	289,141
Accounts and other receivables	38,576	24,989
Accounts receivable—affiliate	30,613	21,060
Advances to affiliate	69,140	94,397
Inventory	63,274	26,198
Derivative assets	5,498	15,627
Derivative assets—related party	1,807	2,132
Other current assets	20,606	15,217
Other current assets—affiliate	31	633
Total current assets	508,715	489,394

Property, plant and equipment, net	12,077,658	11,138,825
Debt issuance and deferred financing costs, net	17,788	38,012
Non-current derivative assets	7,678	19,032
Non-current derivative assets—related party	614	3,381
Other non-current assets, net	51,546	31,709
Total assets	$12,663,999	$11,720,353

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$29,196	$16,202
Accrued liabilities	385,208	162,205
Accrued liabilities—related party	4,174	—
Current debt	—	168,000
Due to affiliates	19,451	25,086
Derivative liabilities	25,348	13,576
Other current liabilities	1,106	—
Other current liabilities—affiliate	506	—
Total current liabilities	464,989	385,069

Long-term debt, net	10,221,597	9,245,552
Non-current derivative liabilities	77,218	8,595
Other non-current liabilities	6,775	—
Other non-current liabilities—affiliate	846	—

Member’s equity	1,892,574	2,081,137
Total liabilities and member’s equity	$12,663,999	$11,720,353

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$118,525	$—	$131,581	$—
LNG revenues—affiliate	181,548	—	274,573	—
Total revenues	300,073	—	406,154	—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	181,136	1,031	238,665	1,147
Cost of sales—related party	24,230	—	35,753	—
Operating and maintenance expense	60,817	1,103	92,672	1,953
Operating and maintenance expense—affiliate	15,459	551	20,706	1,017
Development expense	532	89	532	123
Development expense—affiliate	38	—	38	—
General and administrative expense	1,542	1,185	3,079	2,035
General and administrative expense—affiliate	2,407	595	3,562	998
Depreciation and amortization expense	57,300	1,387	79,624	1,758
Impairment expense and loss on disposal of assets	—	—	313	—
Total operating costs and expenses	343,461	5,941	474,944	9,031

Loss from operations	(43,388)	(5,941)	(68,790)	(9,031)

Other income (expense)
Interest expense, net of capitalized interest	(73,052)	—	(84,810)	—
Loss on modification or extinguishment of debt	—	(15,332)	—	(15,332)
Derivative gain (loss), net	(73,821)	28,566	(108,908)	97,415
Other income (expense)	1,354	26	2,324	(41)
Total other income (expense)	(145,519)	13,260	(191,394)	82,042

Net income (loss)	$(188,907)	$7,319	$(260,184)	$73,011

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in thousands)
(unaudited)

Three and Six Months Ended June 30, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081,137	$2,081,137
Capital contributions	10	10
Net loss	(71,277)	(71,277)
Balance at March 31, 2019	2,009,870	2,009,870
Capital contributions	71,611	71,611
Net loss	(188,907)	(188,907)
Balance at June 30, 2019	$1,892,574	$1,892,574

Three and Six Months Ended June 30, 2018
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	189,000	189,000
Net income	65,692	65,692
Balance at March 31, 2018	1,921,968	1,921,968
Capital contributions	185,797	185,797
Net income	7,319	7,319
Balance at June 30, 2018	$2,115,084	$2,115,084

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(260,184)	$73,011
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	79,624	1,758
Amortization of debt issuance costs	4,959	—
Loss on modification or extinguishment of debt	—	15,332
Total losses (gains) on derivatives, net	101,456	(96,265)
Net cash provided by (used for) settlement of derivative instruments	3,514	(5,145)
Impairment expense and loss on disposal of assets	313	—
Other	839	—
Changes in operating assets and liabilities:
Accounts receivable	(38,519)	(58)
Accounts receivable—affiliate	(22,339)	—
Inventory	(30,843)	(6,935)
Accounts payable and accrued liabilities	133,641	6,785
Accrued liabilities—related party	4,174	—
Due to affiliates	5,598	(376)
Advances to affiliate	(30,907)	—
Other, net	(3,931)	(1,938)
Other, net—affiliate	(381)	(295)
Net cash used in operating activities	(52,986)	(14,126)

Cash flows from investing activities
Property, plant and equipment, net	(839,498)	(1,202,502)
Other	(2,143)	3,789
Net cash used in investing activities	(841,641)	(1,198,713)

Cash flows from financing activities
Proceeds from issuances of debt	1,371,674	1,675,800
Repayments of debt	(558,000)	(281,455)
Debt issuance and deferred financing costs	(639)	(45,402)
Debt extinguishment cost	—	(7,956)
Capital contributions	71,621	323,415
Net cash provided by financing activities	884,656	1,664,402

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,971)	451,563
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$279,170	$678,122

Balances per Consolidated Balance Sheet:

June 30, 2019
Cash and cash equivalents	$—
Restricted cash	279,170
Total cash, cash equivalents and restricted cash	$279,170

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are in various stages of developing natural gas liquefaction and export facilities at the Corpus Christi LNG terminal (the “Liquefaction Facilities”) near Corpus Christi, Texas and a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) through our wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being developed in stages with the first phase being three Trains (“Phase 1”). The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction.

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

Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually and legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, restricted cash consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$279,170	$289,141

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Trade receivable	$22,641	$51
Other accounts receivable	15,935	24,938
Total accounts and other receivables	$38,576	$24,989

NOTE 4—INVENTORY

As of June 30, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Natural gas	$3,625	$1,326
LNG	9,496	—
Materials and other	50,153	24,872
Total inventory	$63,274	$26,198

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$6,641,022	$618,547
LNG site and related costs	275,820	44,725
LNG terminal construction-in-process	5,232,298	10,470,577
Accumulated depreciation	(84,565)	(7,416)
Total LNG terminal costs, net	12,064,575	11,126,433
Fixed assets
Fixed assets	18,321	15,534
Accumulated depreciation	(5,238)	(3,142)
Total fixed assets, net	13,083	12,392
Property, plant and equipment, net	$12,077,658	$11,138,825

Depreciation expense was $57.1 million and $1.4 million during the three months ended June 30, 2019 and 2018, respectively, and $79.4 million and $1.7 million during the six months ended June 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $8.3 million and $82.5 million during the three and six months ended June 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2018.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact our anticipated future issuance of debt (“Interest Rate Forward Start Derivatives” and, collectively with the Interest Rate Derivatives, CCH Interest Rate Derivatives”) and

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of
	June 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives asset (liability)	$—	$(88,187)	$—	$(88,187)	$—	$18,069	$—	$18,069
Interest Rate Forward Start Derivatives liability	—	(6,640)	—	(6,640)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(1,219)	2,992	6,085	7,858	1,299	2,990	(4,357)	(68)

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which may be impacted by inputs that are unobservable in the marketplace. The curves used to generate the fair value of our Physical Liquefaction Supply Derivatives are based on basis adjustments applied to forward curves for a liquid trading point. In addition, there may be observable liquid market basis information in the near term, but terms of a Physical Liquefaction Supply Derivatives contract may exceed the period for which such information is available, resulting in a Level 3 classification. In these instances, the fair value of the contract incorporates extrapolation assumptions made in the determination of the market basis price for future delivery periods in which applicable commodity basis prices were either not observable or lacked corroborative market data. As of June 30, 2019 and December 31, 2018, some of our Physical Liquefaction

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Supply Derivatives existed within markets for which the pipeline infrastructure is under development to accommodate marketable physical gas flow.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2019:

	Net Fair Value Asset (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$6,085	Market approach incorporating present value techniques	Henry Hub Basis Spread	$(0.700) - $0.050

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$1,610	$(207)	$(4,357)	$(91)
Realized and mark-to-market gains:
Included in cost of sales	4,369	324	7,733	675
Purchases and settlements:
Purchases	181	(111)	918	(111)
Settlements	50	—	2,113	—
Transfers out of Level 3 (1)	(125)	467	(322)	—
Balance, end of period	$6,085	$473	$6,085	$473
Change in unrealized gains (losses) relating to instruments still held at end of period	$4,369	$324	$7,733	$675

(1)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

Derivative assets and liabilities arising from our derivative contracts with the same counterparty are reported on a net basis, as all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

CCH Interest Rate Derivatives

During the six months ended June 30, 2019, there were no changes to the terms of our Interest Rate Derivatives, which we entered into to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility.

In June 2019, we entered into the Interest Rate Forward Start Derivatives to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH, which is anticipated by the end of 2020.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of June 30, 2019, we had the following CCH Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
Interest Rate Forward Start Derivatives	$1.0 billion	$1.0 billion	June 30, 2020	September 30, 2030	2.11%	Three-month LIBOR

The following table shows the fair value and location of our CCH Interest Rate Derivatives on our Consolidated Balance Sheets (in thousands):

	June 30, 2019			December 31, 2018
	Interest Rate Derivatives	Interest Rate Forward Start Derivatives	Total	Interest Rate Derivatives	Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$—	$—	$—	$10,556	$—	$10,556
Non-current derivative assets	—	—	—	7,918	—	7,918
Total derivative assets	—	—	—	18,474	—	18,474

Derivative liabilities	(20,626)	—	(20,626)	(7)	—	(7)
Non-current derivative liabilities	(67,561)	(6,640)	(74,201)	(398)	—	(398)
Total derivative liabilities	(88,187)	(6,640)	(94,827)	(405)	—	(405)

Derivative asset (liability), net	$(88,187)	$(6,640)	$(94,827)	$18,069	$—	$18,069

The following table shows the changes in the fair value and settlements of our CCH Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Rate Derivatives gain (loss)	$(67,181)	$28,566	$(102,268)	$97,415
Interest Rate Forward Start Derivatives loss	(6,640)	—	(6,640)	—

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to eight years, some of which commence upon the satisfaction of certain conditions precedent.

As of June 30, 2019 and December 31, 2018, CCL had secured up to approximately 2,787 TBtu and 2,801 TBtu, respectively, of natural gas feedstock through natural gas supply contracts, of which 57 TBtu and 55 TBtu, respectively, were for a natural gas supply contract CCL has with a related party. The forward notional for our Liquefaction Supply Derivatives was approximately 2,905 TBtu and 2,854 TBtu as of June 30, 2019 and December 31, 2018, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	June 30, 2019	December 31, 2018
Derivative assets	$5,498	$5,071
Derivative assets—related party	1,807	2,132
Non-current derivative assets	7,678	11,114
Non-current derivative assets—related party	614	3,381
Total derivative assets	15,597	21,698

Derivative liabilities	(4,722)	(13,569)
Non-current derivative liabilities	(3,017)	(8,197)
Total derivative liabilities	(7,739)	(21,766)

Derivative asset (liability), net	$7,858	$(68)

(1)
Does not include collateral calls of $4.3 million and $4.5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as June 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives on our Consolidated Statements of Operations during the three and six months ended June 30, 2019 and 2018 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Consolidated Statements of Operations Location (1)	2019	2018	2019	2018
Liquefaction Supply Derivatives loss	LNG revenues	$(885)	$—	$(74)	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	2,752	(1,034)	10,617	(1,150)
Liquefaction Supply Derivatives loss	Cost of sales—related party	(1,279)	—	(3,091)	—

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

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2019
Interest Rate Derivatives	$(88,659)	$472	$(88,187)
Interest Rate Forward Start Derivatives	(6,640)	—	(6,640)
Liquefaction Supply Derivatives	16,432	(835)	15,597
Liquefaction Supply Derivatives	(14,300)	6,561	(7,739)
As of December 31, 2018
Interest Rate Derivatives	$19,520	$(1,046)	$18,474
Interest Rate Derivatives	(413)	8	(405)
Liquefaction Supply Derivatives	31,770	(10,072)	21,698
Liquefaction Supply Derivatives	(29,996)	8,230	(21,766)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Advances and other asset conveyances to third parties to support LNG terminals	$17,912	$18,209
Operating lease assets	7,364	—
Tax-related payments and receivables	3,450	3,783
Information technology service assets	2,420	2,435
Advances made under EPC and non-EPC contracts	10,905	—
Other	9,495	7,282
Total other non-current assets, net	$51,546	$31,709

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Interest costs and related debt fees	$128,619	$994
Accrued natural gas purchases	87,990	91,910
Liquefaction Project costs	146,304	46,964
Other	22,295	22,337
Total accrued liabilities	$385,208	$162,205

NOTE 9—DEBT

As of June 30, 2019 and December 31, 2018, our debt consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
CCH Credit Facility	6,137,412	5,155,737
Unamortized premium, discount and debt issuance costs, net	(165,815)	(160,185)
Total long-term debt, net	10,221,597	9,245,552

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	168,000
Total debt, net	$10,221,597	$9,413,552

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2019 (in thousands):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Incremental commitments	1,565,961	850,000
Less:
Outstanding balance	6,137,412	—
Commitments terminated	3,832,263	—
Letters of credit issued	—	338,037
Available commitment	$—	$861,963

Interest rate on outstanding balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	4.15%	n/a
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of June 30, 2019, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total interest cost	$137,970	$106,619	$270,633	$207,814
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(64,918)	(106,619)	(185,823)	(207,814)
Total interest expense, net	$73,052	$—	$84,810	$—

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,195,434	$4,744,100	$4,191,754	$4,228,750
Credit facilities (2)	6,026,163	6,026,163	5,221,798	5,221,798

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
LNG revenues	$119,410	$—	$131,655	$—
LNG revenues—affiliate	181,548	—	274,573	—
Total revenues from customers	300,958	—	406,228	—
Net derivative losses (1)	(885)	—	(74)	—
Total revenues	$300,073	$—	$406,154	$—

(1)    See Note 6—Derivative Instruments for additional information about our derivatives.

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$33.8	11	$33.9	12
LNG revenues—affiliate	1.0	14	1.0	14
Total revenues	$34.8		$34.9

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 46% of our LNG revenues during each of the three and six months ended June 30, 2019 were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during the three and six months ended June 30, 2019.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues—affiliate
Cheniere Marketing Agreements	$181,548	$—	$274,573	$—

Cost of sales—related party
Natural Gas Supply Agreement	24,230	—	35,753	—

Operating and maintenance expense—affiliate
Services Agreements	15,270	355	20,341	588
Land Agreements	189	196	365	429
Total operating and maintenance expense—affiliate	15,459	551	20,706	1,017

Development expense—affiliate
Services Agreements	38	—	38	—

General and administrative expense—affiliate
Services Agreements	2,407	595	3,562	998

We had $19.5 million and $25.1 million due to affiliates as of June 30, 2019 and December 31, 2018, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has a fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG. As of June 30, 2019 and December 31, 2018, CCL had $30.6 million and $21.1 million of accounts receivable—affiliate, respectively, under these agreements.

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

Natural Gas Supply Agreement

CCL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project through September 2020 with a related party in the ordinary course of business. CCL recorded $24.2 million and $35.8 million in cost of sales—related party under this contract during the three and six months ended June 30, 2019, respectively. Of this amount, $4.2 million and zero was included in accrued liabilities—related party as of June 30, 2019 and December 31, 2018, respectively. CCL did not have any transactions during the three and six months ended June 30, 2018 under this contract. CCL also has recorded derivative assets—related party of $1.8 million and $2.1 million and non-current derivative assets—related party of $0.6 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively, related to this contract.

Agreements with Midship Pipeline

CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) to secure firm pipeline transportation capacity for a period of 10 years following commencement of the approximately 200-mile natural gas pipeline project which Midship Pipeline is constructing. In May 2018, CCL issued a letter of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16.2 million. Midship Pipeline had not made any drawings on this letter of credit as of June 30, 2019.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.6 million, and the terms of the agreements range from three years to five years.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2019, we have received $71.6 million in contributions under the Equity Contribution Agreement. Cheniere is only required to make additional contributions

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	38%	—%	34%	—%	—%	—%
Customer B	19%	—%	17%	—%	58%	—%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Six Months Ended June 30,
	2019	2018
Noncash capital contribution for conveyance of property, plant and equipment from affiliate	$—	$51,381

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $269.0 million and $698.7 million as of June 30, 2019 and 2018, respectively.

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of June 30, 2019.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	271,057	8,113	—	279,170
Accounts and other receivables	—	38,576	—	38,576
Accounts receivable—affiliate	—	30,613	—	30,613
Advances to affiliate	—	69,140	—	69,140
Inventory	—	63,274	—	63,274
Derivative assets	—	5,498	—	5,498
Derivative assets—related party	—	1,807	—	1,807
Other current assets	352	20,254	—	20,606
Other current assets—affiliate	—	33	(2)	31
Total current assets	271,409	237,308	(2)	508,715

Property, plant and equipment, net	1,272,273	10,805,385	—	12,077,658
Debt issuance and deferred financing costs, net	17,788	—	—	17,788
Non-current derivative assets	—	7,678	—	7,678
Non-current derivative assets—related party	—	614	—	614
Investments in subsidiaries	10,968,324	—	(10,968,324)	—
Other non-current assets, net	—	51,546	—	51,546
Total assets	$12,529,794	$11,102,531	$(10,968,326)	$12,663,999

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$365	$28,831	$—	$29,196
Accrued liabilities	129,154	256,054	—	385,208
Accrued liabilities—related party	—	4,174	—	4,174
Due to affiliates	140	19,311	—	19,451
Derivative liabilities	20,626	4,722	—	25,348
Other current liabilities	—	1,106	—	1,106
Other current liabilities—affiliate	—	506	—	506
Total current liabilities	150,285	314,704	—	464,989

Long-term debt, net	10,221,597	—	—	10,221,597
Non-current derivative liabilities	74,201	3,017	—	77,218
Deferred tax liabilities	—	3,645	(3,645)	—
Other non-current liabilities	—	6,775	—	6,775
Other non-current liabilities—affiliate	—	846	—	846

Member’s equity	2,083,711	10,773,544	(10,964,681)	1,892,574
Total liabilities and member’s equity	$12,529,794	$11,102,531	$(10,968,326)	$12,663,999

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	282,248	6,893	—	289,141
Accounts and other receivables	—	24,989	—	24,989
Accounts receivable—affiliate	—	21,060	—	21,060
Advances to affiliate	—	94,397	—	94,397
Inventory	—	26,198	—	26,198
Derivative assets	10,556	5,071	—	15,627
Derivative assets—related party	—	2,132	—	2,132
Other current assets	178	15,039	—	15,217
Other current assets—affiliate	—	634	(1)	633
Total current assets	292,982	196,413	(1)	489,394

Property, plant and equipment, net	1,094,671	10,044,154	—	11,138,825
Debt issuance and deferred financing costs, net	38,012	—	—	38,012
Non-current derivative assets	7,917	11,115	—	19,032
Non-current derivative assets—related party	—	3,381	—	3,381
Investments in subsidiaries	10,194,296	—	(10,194,296)	—
Other non-current assets, net	1	31,708	—	31,709
Total assets	$11,627,879	$10,286,771	$(10,194,297)	$11,720,353

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$71	$16,131	$—	$16,202
Accrued liabilities	1,242	160,963	—	162,205
Current debt	168,000	—	—	168,000
Due to affiliates	—	25,086	—	25,086
Derivative liabilities	6	13,570	—	13,576
Total current liabilities	169,319	215,750	—	385,069

Long-term debt, net	9,245,552	—	—	9,245,552
Non-current derivative liabilities	398	8,197	—	8,595
Deferred tax liability	—	2,008	(2,008)	—

Member’s equity	2,212,610	10,060,816	(10,192,289)	2,081,137
Total liabilities and member’s equity	$11,627,879	$10,286,771	$(10,194,297)	$11,720,353

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$118,525	$—	$118,525
LNG revenues—affiliate	—	181,548	—	181,548
Total revenues	—	300,073	—	300,073

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	181,136	—	181,136
Cost of sales—related party	—	24,230	—	24,230
Operating and maintenance expense	—	60,817	—	60,817
Operating and maintenance expense—affiliate	—	15,459	—	15,459
Development expense	—	532	—	532
Development expense—affiliate	—	38	—	38
General and administrative expense	486	1,056	—	1,542
General and administrative expense—affiliate	—	2,407	—	2,407
Depreciation and amortization expense	6,079	51,221	—	57,300
Total operating costs and expenses	6,565	336,896	—	343,461

Loss from operations	(6,565)	(36,823)	—	(43,388)

Other income (expense)
Interest expense, net of capitalized interest	(73,052)	—	—	(73,052)
Derivative loss, net	(73,821)	—	—	(73,821)
Other expense	1,285	81	(12)	1,354
Total other income (expense)	(145,588)	81	(12)	(145,519)

Loss before income taxes	(152,153)	(36,742)	(12)	(188,907)
Income tax provision	—	(2,541)	2,541	—
Net loss	$(152,153)	$(39,283)	$2,529	$(188,907)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1,031	—	1,031
Operating and maintenance expense	—	1,103	—	1,103
Operating and maintenance expense—affiliate	—	551	—	551
Development expense	—	89	—	89
General and administrative expense	450	735	—	1,185
General and administrative expense—affiliate	—	595	—	595
Depreciation and amortization expense	12	1,375	—	1,387
Total expenses	462	5,479	—	5,941

Loss from operations	(462)	(5,479)	—	(5,941)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	28,566	—	—	28,566
Other income	25	3,277	(3,276)	26
Total other income	13,259	3,277	(3,276)	13,260

Income (loss) before income taxes	12,797	(2,202)	(3,276)	7,319
Income tax provision	—	(328)	328	—
Net income (loss)	$12,797	$(2,530)	$(2,948)	$7,319

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$131,581	$—	$131,581
LNG revenues—affiliate	—	274,573	—	274,573
Total revenues	—	406,154	—	406,154

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	238,665	—	238,665
Cost of sales—related party	—	35,753	—	35,753
Operating and maintenance expense	—	92,672	—	92,672
Operating and maintenance expense—affiliate	—	20,706	—	20,706
Development expense	—	532	—	532
Development expense—affiliate	—	38	—	38
General and administrative expense	897	2,182	—	3,079
General and administrative expense—affiliate	—	3,562	—	3,562
Depreciation and amortization expense	8,144	71,480	—	79,624
Impairment expense and gain on disposal of assets	—	313	—	313
Total operating costs and expenses	9,041	465,903	—	474,944

Loss from operations	(9,041)	(59,749)	—	(68,790)

Other income (expense)
Interest expense, net of capitalized interest	(84,810)	—	—	(84,810)
Derivative loss, net	(108,908)	—	—	(108,908)
Other income	2,178	230	(84)	2,324
Total other income (expense)	(191,540)	230	(84)	(191,394)

Loss before income taxes	(200,581)	(59,519)	(84)	(260,184)
Income tax provision	—	(1,637)	1,637	—
Net loss	$(200,581)	$(61,156)	$1,553	$(260,184)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	1,147	—	1,147
Operating and maintenance expense	—	1,953	—	1,953
Operating and maintenance expense—affiliate	—	1,017	—	1,017
Development expense	—	123	—	123
General and administrative expense	549	1,486	—	2,035
General and administrative expense—affiliate	—	998	—	998
Depreciation and amortization expense	25	1,733	—	1,758
Total operating costs and expenses	574	8,457	—	9,031

Loss from operations	(574)	(8,457)	—	(9,031)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	97,415	—	—	97,415
Other income (expense)	(43)	7,753	(7,751)	(41)
Total other income	82,040	7,753	(7,751)	82,042

Income (loss) before income taxes	81,466	(704)	(7,751)	73,011
Income tax provision	—	(1,225)	1,225	—
Net income (loss)	$81,466	$(1,929)	$(6,526)	$73,011

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$(16,351)	$(18,351)	$(18,284)	$(52,986)

Cash flows from investing activities
Property, plant and equipment, net	(87,327)	(752,171)	—	(839,498)
Investments in subsidiaries	(1,313,687)	—	1,313,687	—
Distributions received from affiliates	521,518	—	(521,518)	—
Other	—	(2,143)	—	(2,143)
Net cash used in investing activities	(879,496)	(754,314)	792,169	(841,641)

Cash flows from financing activities
Proceeds from issuances of debt	1,371,674	—	—	1,371,674
Repayments of debt	(558,000)	—	—	(558,000)
Debt issuance and deferred financing costs	(639)	—	—	(639)
Capital contributions	71,621	1,313,687	(1,313,687)	71,621
Distributions	—	(539,802)	539,802	—
Net cash provided by financing activities	884,656	773,885	(773,885)	884,656

Net increase (decrease) in cash, cash equivalents and restricted cash	(11,191)	1,220	—	(9,971)
Cash, cash equivalents and restricted cash—beginning of period	282,248	6,893	—	289,141
Cash, cash equivalents and restricted cash—end of period	$271,057	$8,113	$—	$279,170

Balances per Condensed Consolidating Balance Sheet:

	June 30, 2019
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	271,057	8,113	—	279,170
Total cash, cash equivalents and restricted cash	$271,057	$8,113	$—	$279,170

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

Overview of Business

We were formed in September 2014 to develop, construct, operate, maintain and own natural gas liquefaction and export facilities (the “Liquefaction Facilities”) and a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our wholly-owned subsidiaries CCL and CCP, respectively. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist.

The Liquefaction Project is being developed in stages with the first phase being three Trains (“Phase 1”), three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. Train 1 is operational, Train 2 is undergoing commissioning and Train 3 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Operational

•	As of July 31, 2019, over 40 cumulative LNG cargoes have been produced, loaded and exported from the Liquefaction Project.

•	In June 2019, first LNG production from Train 2 of the Liquefaction Project occurred, and the first commissioning cargo from Train 2 was exported.

•	In February 2019, CCL achieved substantial completion of Train 1 of the Liquefaction Project and commenced operating activities.
Financial

•	In June 2019, the date of first commercial delivery was reached under the 20-year SPAs with Endesa S.A. and PT Pertamina (Persero) relating to Train 1 of the Liquefaction Project.

•
In June 2019, we and our subsidiaries, as guarantors, entered into a note purchase agreement (“CCH Note Purchase Agreement”) with Allianz Global Investors GmbH to issue an aggregate principal amount of $727 million of 4.80% Senior Secured Notes due 2039 (the “2039 CCH Senior Notes”), with closing and funding of the 2039 CCH Senior Notes conditional in part on the 2039 CCH Senior Notes receiving at least two investment grade ratings within 18 months of the date of the CCH Note Purchase Agreement.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	279,170	289,141
Available commitments under the following credit facilities:
Amended and restated CCH Credit Facility (“CCH Credit Facility”)	—	981,675
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	861,963	716,475

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 9—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Corpus Christi LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. We achieved substantial completion of Train 1 of the Liquefaction Project and commenced operating activities in February 2019. The following table summarizes the overall project status of the Liquefaction Project as of June 30, 2019:

	Stage 1		Stage 2
Overall project completion percentage	99.5%		62.4%
Completion percentage of:
Engineering	100%		94.3%
Procurement	100%		92.5%
Subcontract work	96.4%		12.2%
Construction	99.2%		29.2%
Expected date of substantial completion	Train 2	3Q 2019	Train 3	2H 2021

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

In aggregate, the minimum fixed fee portion to be paid by the third-party SPA customers is approximately $550 million for Train 1, increasing to approximately $1.4 billion upon the date of first commercial delivery for Train 2 and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the Liquefaction Project.

In addition, Cheniere Marketing International LLP (“Cheniere Marketing”), an indirect wholly-owned subsidiary of Cheniere, has entered into SPAs with CCL to purchase 15 TBtu per annum of LNG and any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option.

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2019, CCL had secured up to approximately 2,787 TBtu of natural gas feedstock through long-term natural gas supply contracts, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract prices of the EPC contract for Stage 1 and the EPC contract for Stage 2, which do not include the Corpus Christi Pipeline, are approximately $7.8 billion and $2.4 billion, respectively, reflecting amounts incurred under change orders through June 30, 2019. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: project financing, operating cash flows from CCL and CCP and equity contributions from Cheniere. We realized offsets to LNG terminal costs of $82.5 million in the six months ended June 30, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of Train 1 during the testing phase for its construction. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Senior notes (1)	$4,250,000	$4,250,000
Credit facilities outstanding balance (2)	6,137,412	5,323,737
Letters of credit issued (2)	338,037	315,525
Available commitments under credit facilities (2)	861,963	1,698,150
Total capital resources from borrowings and available commitments (3)	$11,587,412	$11,587,412

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

For additional information regarding our debt agreements related to the Liquefaction Project, see Note 9—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 9—Debt of our Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of June 30, 2019 and December 31, 2018, we had zero and $1.0 billion of available commitments and $6.1 billion and $5.2 billion of loans outstanding under the CCH Credit Facility, respectively.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and placing into operations the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2019 and December 31, 2018, we had $862.0 million and $716.5 million of available commitments, $338.0 million and $315.5 million aggregate amount of issued letters of credit and zero and $168.0 million of loans outstanding under the CCH Working Capital Facility, respectively.

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

CCH Note Purchase Agreement

In June 2019, we entered into the CCH Note Purchase Agreement with Allianz Global Investors GmbH to issue an aggregate principal amount of $727 million of 4.80% Senior Secured Notes due 2039 (the “2039 CCH Senior Notes”), which will be jointly and severally guaranteed by the Guarantors. The conditions to closing and issuance of the 2039 CCH Senior Notes include the receipt of at least two investment grade ratings for the 2039 CCH Senior Notes, in addition to other customary conditions to closing. Pursuant to the CCH Note Purchase Agreement, we have up to 12 months, subject to a six-month extension at our option, to satisfy the conditions to closing and issuance. The net proceeds from the 2039 CCH Senior Notes will be used to repay a portion of our outstanding term loans and pay fees, costs and expenses incurred in connection with the repayment of such outstanding term loans and/or the transactions contemplated in the CCH Note Purchase Agreement.

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2019, we have received $71.6 million in contributions under the Equity Contribution Agreement. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs. In March 2017,

Cheniere entered into a $750 million senior secured revolving credit facility (the “CEI Revolving Credit Facility”). The proceeds of the CEI Revolving Credit Facility are available to Cheniere to back-stop its obligations under the Equity Contribution Agreement and for general corporate purposes.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of June 30, 2019, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2019 and 2018 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2019	2018
Operating cash flows	$(52,986)	$(14,126)
Investing cash flows	(841,641)	(1,198,713)
Financing cash flows	884,656	1,664,402

Net increase (decrease) in cash, cash equivalents and restricted cash	(9,971)	451,563
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$279,170	$678,122

Operating Cash Flows

Operating cash net outflows during the six months ended June 30, 2019 and 2018 were $53.0 million and $14.1 million, respectively. The increase in operating cash net outflows in 2019 compared to 2018 was primarily due to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Train 1 of the Liquefaction Project in March 2019.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2019 and 2018 were $841.6 million and $1,198.7 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the six months ended June 30, 2019 were $884.7 million, primarily as a result of:

•	$981.7 million of borrowings under the CCH Credit Facility;

•	$390.0 million of borrowings and $558.0 million of repayments under the CCH Working Capital Facility; and

•	$71.6 million of equity contributions from Cheniere.

Financing cash net inflows during the six months ended June 30, 2018 were $1.7 billion, primarily as a result of:

•	$1.7 billion of borrowings and $281.5 million of repayments under the CCH Credit Facility;

•	$14.0 million of borrowings under the CCH Working Capital Facility;

•	$45.4 million of costs related to up-front fees paid for the amendment and restatement of the CCH Credit Facility and the CCH Working Capital Facility;

•	$8.0 million of debt extinguishment costs; and

•	$323.4 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net loss was $188.9 million in the three months ended June 30, 2019, compared to net income of $7.3 million in the three months ended June 30, 2018. This $196.2 million decrease in net income in 2019 was primarily the result of increased derivative loss, net, interest expense, net of capitalized interest, and loss from operations.

Our consolidated net loss was $260.2 million in the six months ended June 30, 2019, compared to net income of $73.0 million in the six months ended June 30, 2018. This $333.2 million decrease in net income in 2019 was primarily the result of increased derivative loss, net, interest expense, net of capitalized interest, and loss from operations.

We enter into derivative instruments to manage our exposure to changing interest rates and commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions economically hedged receive accrual accounting treatment, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$118,525	$—	$118,525	$131,581	$—	$131,581
LNG revenues—affiliate	181,548	—	181,548	274,573	—	274,573
Total revenues	$300,073	$—	$300,073	$406,154	$—	$406,154

LNG volumes recognized as revenues (in TBtu)	56	—	56	77	—	77

During the three and six months ended June 30, 2019, we began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 of the Liquefaction Project in February 2019. We expect our LNG revenues to increase in the future upon Trains 2 and 3 of the Liquefaction Project becoming operational. Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended June 30, 2019, we realized offsets to LNG terminal costs of $8.3 million corresponding to 3 TBtu of LNG that were related to the sale of commissioning cargoes. During the six months ended June 30, 2019, we realized offsets to LNG terminal costs of $82.5 million corresponding to 18 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three and six months ended June 30, 2018.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Cost of sales	$181,136	$1,031	$180,105	$238,665	$1,147	$237,518
Cost of sales—related party	24,230	—	24,230	35,753	—	35,753
Operating and maintenance expense	60,817	1,103	59,714	92,672	1,953	90,719
Operating and maintenance expense—affiliate	15,459	551	14,908	20,706	1,017	19,689
Development expense	532	89	443	532	123	409
Development expense—affiliate	38	—	38	38	—	38
General and administrative expense	1,542	1,185	357	3,079	2,035	1,044
General and administrative expense—affiliate	2,407	595	1,812	3,562	998	2,564
Depreciation and amortization expense	57,300	1,387	55,913	79,624	1,758	77,866
Impairment expense and loss on disposal of assets	—	—	—	313	—	313
Total operating costs and expenses	$343,461	$5,941	$337,520	$474,944	$9,031	$465,913

Our total operating costs and expenses increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, primarily as a result of the commencement of operations of Train 1 of the Liquefaction Project in February 2019.

Cost of sales increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, primarily related to the increase in the volume of natural gas feedstock related to our LNG sales due to the commencement of operations at the Liquefaction Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project and costs associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliates) during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 was primarily related to increased natural gas transportation and storage capacity demand charges, increased third-party service and maintenance contract costs and increased payroll and benefit costs of operations personnel, generally as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 as a result of commencing operations of Train 1 of the Liquefaction Project in February 2019 and completing construction of the Corpus Christi Pipeline in the second quarter of 2018, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$73,052	$—	$73,052	$84,810	$—	$84,810
Loss on modification or extinguishment of debt	—	15,332	(15,332)	—	15,332	(15,332)
Derivative loss (gain), net	73,821	(28,566)	102,387	108,908	(97,415)	206,323
Other expense (income)	(1,354)	(26)	(1,328)	(2,324)	41	(2,365)
Total other expense (income)	$145,519	$(13,260)	$158,779	$191,394	$(82,042)	$273,436

Interest expense, net of capitalized interest, increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily as a result of a decrease in the portion of total interest costs that could be capitalized due to the commencement of operations at the Liquefaction Project. For the three months ended June 30, 2019 and 2018, we incurred $138.0 million and $106.6 million of total interest cost, respectively, of which we capitalized $64.9 million and $106.6 million, respectively, primarily for the construction of the Liquefaction Project. For the six months ended June 30, 2019 and 2018, we incurred $270.6 million and $207.8 million of total interest cost, respectively, of which we capitalized $185.8 million and $207.8 million, respectively, primarily for the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. Loss on modification or extinguishment of debt recognized in 2018 was attributable to $15.3 million of debt modification and extinguishment costs related to the incurrence of third-party fees and write-off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility.

Derivative loss, net increased during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income increased during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018, primarily due to an increase in interest income earned on our cash and cash equivalents.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$7,858	$4,265	$(68)	$1,165

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“Interest Rate Derivatives”) and to hedge against changes in interest rates that could impact our anticipated future issuance of debt (“Interest Rate Forward Start Derivatives” and, collectively with the Interest Rate Derivatives, CCH Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward one-month LIBOR curve across the remaining terms of the CCH Interest Rate Derivatives as follows (in thousands):

	June 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(88,187)	$24,536	$18,069	$37,145
Interest Rate Forward Start Derivatives	(6,640)	19,772	—	—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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
10.1*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00051 Fencing Scope Modifications, dated April 19, 2019 and (ii) Change Order CO-00052 West Jetty Manual Gas Sampler, dated April 19, 2019 (Portions of this exhibit have been omitted.)

10.2*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000013 Section 232 Steel and Aluminum Tariffs & Anti-dumping (ADA) and Countervailing Duties (CVD), dated May 2, 2019, (ii) the Change Order CO-00014 Tank B Jump-over Tie-In Interface - Long Lead Items, dated May 2, 2019 and (iii) the Change Order CO-00015 Section 232 Steel and Aluminum Tariffs & Anti-dumping (ADA) and Countervailing (CVD) Q1_2019, dated June 4, 2019 (Portions of this exhibit have been omitted.)

31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 7, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	August 7, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)