Form 10-Q
period 2019-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2019-11-01
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2019, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” “the Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	131,749	289,141
Accounts and other receivables	43,751	24,989
Accounts receivable—affiliate	48,662	21,060
Advances to affiliate	95,021	94,397
Inventory	70,730	26,198
Derivative assets	18,426	15,627
Derivative assets—related party	126	2,132
Other current assets	23,108	15,217
Other current assets—affiliate	18	633
Total current assets	431,591	489,394

Property, plant and equipment, net	12,373,825	11,138,825
Debt issuance and deferred financing costs, net	15,745	38,012
Non-current derivative assets	9,822	19,032
Non-current derivative assets—related party	1,315	3,381
Other non-current assets, net	44,466	31,709
Total assets	$12,876,764	$11,720,353

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$24,456	$16,202
Accrued liabilities	392,786	162,205
Accrued liabilities—related party	1,429	—
Current debt	—	168,000
Due to affiliates	19,239	25,086
Derivative liabilities	98,875	13,576
Other current liabilities	1,255	—
Other current liabilities—affiliate	316	—
Total current liabilities	538,356	385,069

Long-term debt, net	10,165,869	9,245,552
Non-current derivative liabilities	210,322	8,595
Other non-current liabilities	9,849	—
Other non-current liabilities—affiliate	844	—

Member’s equity	1,951,524	2,081,137
Total liabilities and member’s equity	$12,876,764	$11,720,353

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
LNG revenues	$219,621	$—	$351,202	$—
LNG revenues—affiliate	166,938	—	441,511	—
Total revenues	386,559	—	792,713	—

Operating costs and expenses (recoveries)
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	301,957	(975)	540,622	172
Cost of sales—affiliate	1,692	—	1,692	—
Cost of sales—related party	23,269	—	59,022	—
Operating and maintenance expense (recovery)	63,533	(8,502)	156,205	(6,549)
Operating and maintenance expense—affiliate	15,874	1,522	36,580	2,539
Development expense	63	49	595	172
Development expense—affiliate	23	—	61	—
General and administrative expense	1,448	1,479	4,527	3,514
General and administrative expense—affiliate	3,214	607	6,776	1,605
Depreciation and amortization expense	66,437	3,488	146,061	5,246
Impairment expense and loss (gain) on disposal of assets	—	(13)	313	(13)
Total operating costs and expenses (recoveries)	477,510	(2,345)	952,454	6,686

Income (loss) from operations	(90,951)	2,345	(159,741)	(6,686)

Other income (expense)
Interest expense, net of capitalized interest	(90,530)	—	(175,340)	—
Loss on modification or extinguishment of debt	(13,793)	—	(13,793)	(15,332)
Derivative gain (loss), net	(77,838)	21,818	(186,746)	119,233
Other income	702	225	3,026	184
Total other income (expense)	(181,459)	22,043	(372,853)	104,085

Net income (loss)	$(272,410)	$24,388	$(532,594)	$97,399

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in thousands)
(unaudited)

Three and Nine Months Ended September 30, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081,137	$2,081,137
Capital contributions	10	10
Net loss	(71,277)	(71,277)
Balance at March 31, 2019	2,009,870	2,009,870
Capital contributions	71,611	71,611
Net loss	(188,907)	(188,907)
Balance at June 30, 2019	1,892,574	1,892,574
Capital contributions	331,360	331,360
Net loss	(272,410)	(272,410)
Balance at September 30, 2019	$1,951,524	$1,951,524

Three and Nine Months Ended September 30, 2018
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667,276	$1,667,276
Capital contributions	189,000	189,000
Net income	65,692	65,692
Balance at March 31, 2018	1,921,968	1,921,968
Capital contributions	185,797	185,797
Net income	7,319	7,319
Balance at June 30, 2018	2,115,084	2,115,084
Capital contributions	33	33
Net income	24,388	24,388
Balance at September 30, 2018	$2,139,505	$2,139,505

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(532,594)	$97,399
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	146,061	5,246
Amortization of debt issuance costs	10,303	—
Loss on modification or extinguishment of debt	13,793	15,332
Total losses (gains) on derivatives, net	289,486	(128,590)
Total losses (gains) on derivatives, net—related party	4,072	—
Net cash provided by (used for) settlement of derivative instruments	3,951	(7,204)
Impairment expense and loss (gain) on disposal of assets	313	(13)
Other	1,193	—
Changes in operating assets and liabilities:
Accounts receivable	(43,693)	—
Accounts receivable—affiliate	(48,654)	—
Advances to affiliate	(37,589)	(1,704)
Inventory	(38,531)	(8,638)
Accounts payable and accrued liabilities	186,304	1,710
Accrued liabilities—related party	1,429	—
Due to affiliates	8,892	152
Other, net	(5,046)	(5,244)
Other, net—affiliate	(561)	(307)
Net cash used in operating activities	(40,871)	(31,861)

Cash flows from investing activities
Property, plant and equipment, net	(1,255,478)	(2,228,365)
Other	(2,213)	3,705
Net cash used in investing activities	(1,257,691)	(2,224,660)

Cash flows from financing activities
Proceeds from issuances of debt	2,189,674	2,276,800
Repayments of debt	(1,446,000)	(295,455)
Debt issuance and deferred financing costs	(5,485)	(45,743)
Debt extinguishment cost	—	(9,108)
Capital contributions	402,981	323,418
Net cash provided by financing activities	1,141,170	2,249,912

Net decrease in cash, cash equivalents and restricted cash	(157,392)	(6,609)
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$131,749	$219,950

Balances per Consolidated Balance Sheet:

September 30, 2019
Cash and cash equivalents	$—
Restricted cash	131,749
Total cash, cash equivalents and restricted cash	$131,749

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are in various stages of operating and constructing natural gas liquefaction and export facilities at the Corpus Christi LNG terminal (the “Liquefaction Facilities”) near Corpus Christi, Texas and a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) through our wholly owned subsidiaries CCL and CCP, respectively. The Liquefaction Project is being constructed in stages with the first phase being three Trains (“Phase 1”). The first stage includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities (“Stage 1”). The second stage includes Train 3, one LNG storage tank and the completion of the second partial berth (“Stage 2”). Trains 1 and 2 are operational and Train 3 is under construction.

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

Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2019.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, restricted cash consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Current restricted cash
Liquefaction Project	$131,749	$289,141

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2019 and December 31, 2018, accounts and other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Trade receivable	$23,821	$51
Other accounts receivable	19,930	24,938
Total accounts and other receivables	$43,751	$24,989

NOTE 4—INVENTORY

As of September 30, 2019 and December 31, 2018, inventory consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Natural gas	$4,712	$1,326
LNG	12,390	—
Materials and other	53,628	24,872
Total inventory	$70,730	$26,198

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$10,032,290	$618,547
LNG site and related costs	275,959	44,725
LNG terminal construction-in-process	2,202,516	10,470,577
Accumulated depreciation	(149,320)	(7,416)
Total LNG terminal costs, net	12,361,445	11,126,433
Fixed assets
Fixed assets	18,838	15,534
Accumulated depreciation	(6,458)	(3,142)
Total fixed assets, net	12,380	12,392
Property, plant and equipment, net	$12,373,825	$11,138,825

Depreciation expense was $66.2 million and $3.4 million during the three months ended September 30, 2019 and 2018, respectively, and $145.6 million and $5.1 million during the nine months ended September 30, 2019 and 2018, respectively.

We realized offsets to LNG terminal costs of $73.7 million and $156.1 million during the three and nine months ended September 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2018.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact our anticipated future issuance of debt (“Interest Rate Forward Start Derivatives” and, collectively with the Interest Rate Derivatives, “CCH Interest Rate Derivatives”) and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of
	September 30, 2019				December 31, 2018
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives asset (liability)	$—	$(104,298)	$—	$(104,298)	$—	$18,069	$—	$18,069
Interest Rate Forward Start Derivatives liability	—	(67,840)	—	(67,840)	—	—	—	—
Liquefaction Supply Derivatives asset (liability)	(4,710)	(281)	(102,379)	(107,370)	1,299	2,990	(4,357)	(68)

We value our CCH Interest Rate Derivatives using an income-based approach, utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated conditions precedent, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2019 and December 31, 2018, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity, volatility and contract duration.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas market basis spreads due to the contractual notional amount represented by our Level 3 positions, which is a substantial portion of our overall Physical Liquefaction Supply Derivatives portfolio. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2019:

	Net Fair Value Liability (in thousands)	Valuation Approach	Significant Unobservable Input	Significant Unobservable Inputs Range
Physical Liquefaction Supply Derivatives	$(102,379)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.708) - $0.050
		Option pricing model	International LNG pricing spread, relative to Henry Hub	143% - 199%

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$6,085	$473	$(4,357)	$(91)
Realized and mark-to-market gains (losses):
Included in cost of sales	(124,899)	640	(117,367)	614
Purchases and settlements:
Purchases	17,694	5,118	17,932	5,708
Settlements	(1,030)	—	1,653	—
Transfers out of Level 3 (1)	(229)	—	(240)	—
Balance, end of period	$(102,379)	$6,231	$(102,379)	$6,231
Change in unrealized gains (losses) relating to instruments still held at end of period	$(124,899)	$640	$(117,367)	$614

(1)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

CCH Interest Rate Derivatives

During the nine months ended September 30, 2019, there were no changes to the terms of our Interest Rate Derivatives, which we entered into to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility.

In June 2019, we entered into the Interest Rate Forward Start Derivatives to hedge against changes in interest rates that could impact anticipated future issuance of debt by CCH, which is anticipated by the end of 2020.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

As of September 30, 2019, we had the following CCH Interest Rate Derivatives outstanding:

	Initial Notional Amount	Maximum Notional Amount	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$28.8 million	$4.7 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
Interest Rate Forward Start Derivatives	$1.5 billion	$1.5 billion	June 30, 2020	December 31, 2030	2.08%	Three-month LIBOR

The following table shows the fair value and location of our CCH Interest Rate Derivatives on our Consolidated Balance Sheets (in thousands):

	September 30, 2019			December 31, 2018
	Interest Rate Derivatives	Interest Rate Forward Start Derivatives	Total	Interest Rate Derivatives	Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative assets	$—	$—	$—	$10,556	$—	$10,556
Non-current derivative assets	—	—	—	7,918	—	7,918
Total derivative assets	—	—	—	18,474	—	18,474

Derivative liabilities	(30,108)	(46,294)	(76,402)	(7)	—	(7)
Non-current derivative liabilities	(74,190)	(21,546)	(95,736)	(398)	—	(398)
Total derivative liabilities	(104,298)	(67,840)	(172,138)	(405)	—	(405)

Derivative asset (liability), net	$(104,298)	$(67,840)	$(172,138)	$18,069	$—	$18,069

The following table shows the changes in the fair value and settlements of our CCH Interest Rate Derivatives recorded in derivative gain (loss), net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Rate Derivatives gain (loss)	$(16,638)	$21,818	$(118,906)	$119,233
Interest Rate Forward Start Derivatives loss	(61,200)	—	(67,840)	—

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The terms of the physical natural gas supply contracts range up to eight years, some of which commence upon the satisfaction of certain conditions precedent.

As of September 30, 2019 and December 31, 2018, CCL had secured up to approximately 3,065 TBtu and 2,801 TBtu, respectively, of natural gas feedstock through natural gas supply contracts, of which 122 TBtu and 55 TBtu, respectively, were for a natural gas supply contract CCL has with a related party. The forward notional for our Liquefaction Supply Derivatives was approximately 3,213 TBtu and 2,854 TBtu as of September 30, 2019 and December 31, 2018, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in thousands):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	September 30, 2019	December 31, 2018
Derivative assets	$18,426	$5,071
Derivative assets—related party	126	2,132
Non-current derivative assets	9,822	11,114
Non-current derivative assets—related party	1,315	3,381
Total derivative assets	29,689	21,698

Derivative liabilities	(22,473)	(13,569)
Non-current derivative liabilities	(114,586)	(8,197)
Total derivative liabilities	(137,059)	(21,766)

Derivative liability, net	$(107,370)	$(68)

(1)
Does not include collateral calls of $10.4 million and $4.5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Liquefaction Supply Derivatives gain	LNG revenues	$91	$—	$17	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(113,374)	10,507	(102,757)	9,357
Liquefaction Supply Derivatives loss	Cost of sales—related party	(981)	—	(4,072)	—

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

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2019
Interest Rate Derivatives	$(104,309)	$11	$(104,298)
Interest Rate Forward Start Derivatives	(67,840)	—	(67,840)
Liquefaction Supply Derivatives	53,157	(23,468)	29,689
Liquefaction Supply Derivatives	(145,220)	8,161	(137,059)
As of December 31, 2018
Interest Rate Derivatives	$19,520	$(1,046)	$18,474
Interest Rate Derivatives	(413)	8	(405)
Liquefaction Supply Derivatives	31,770	(10,072)	21,698
Liquefaction Supply Derivatives	(29,996)	8,230	(21,766)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2019 and December 31, 2018, other non-current assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Advances and other asset conveyances to third parties to support LNG terminals	$17,760	$18,209
Operating lease assets	7,009	—
Tax-related payments and receivables	3,300	3,783
Information technology service prepayments	2,789	2,435
Advances made under EPC and non-EPC contracts	2,733	—
Other	10,875	7,282
Total other non-current assets, net	$44,466	$31,709

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2019 and December 31, 2018, accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Interest costs and related debt fees	$64,320	$994
Accrued natural gas purchases	129,480	91,910
Liquefaction Project costs	169,247	46,964
Other	29,739	22,337
Total accrued liabilities	$392,786	$162,205

NOTE 9—DEBT

As of September 30, 2019 and December 31, 2018, our debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250,000	$1,250,000
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500,000	1,500,000
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500,000	1,500,000
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727,000	—
CCH Credit Facility	5,340,412	5,155,737
Unamortized debt issuance costs	(151,543)	(160,185)
Total long-term debt, net	10,165,869	9,245,552

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	—	168,000
Total debt, net	$10,165,869	$9,413,552

2019 Debt Issuances and Terminations

4.80% CCH Senior Notes

In September 2019, we issued an aggregate principal amount of $727 million of the 4.80% CCH Senior Notes in a private placement conducted pursuant to Section 4(a)(2) of the Securities Act. The 4.80% CCH Senior Notes were issued under an indenture dated as of September 27, 2019 (the “2019 CCH Indenture”) pursuant to a note purchase agreement with the purchasers party thereto and Allianz Global Investors GmbH, as noteholder consultant, originally entered into in June 2019. The 4.80% CCH Senior Notes are jointly and severally guaranteed by each of our subsidiaries CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). The proceeds of the notes were used to prepay a portion of the outstanding balance of the CCH Credit Facility, resulting in the recognition of debt extinguishment costs of $12.6 million for the three and nine months ended September 30, 2019 relating to the write off of unamortized debt discounts and issuance costs. The 4.80% CCH Senior Notes

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

accrue interest at a fixed rate of 4.80% per annum and are fully amortizing according to a fixed sculpted amortization schedule with semi-annual payments of interest starting December 2019 and semi-annual payments of principal starting June 2027. The 4.80% CCH Senior Notes have a weighted average life of 15 years.

The 4.80% CCH Senior Notes are our senior secured obligation, ranking senior in right of payment to any and all of our future indebtedness that is subordinated to the 4.80% CCH Senior Notes and equal in right of payment with our other existing and future indebtedness that is senior and secured by the same collateral securing the 4.80% CCH Senior Notes. The 4.80% CCH Senior Notes are secured by a first-priority security interest in substantially all of our and our Guarantors’ assets.

At any time prior to June 30, 2039, we may redeem all or a part of the 4.80% CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the 2019 CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. We also may at any time on or after June 30, 2039, redeem the 4.80% CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 4.80% CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

The 2019 CCH Indenture contains customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to us or any of our restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of our properties or assets and our restricted subsidiaries taken as a whole; or permit any Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets. The 2019 CCH Indenture covenants are subject to a number of important limitations and exceptions.

CCH Credit Facility

As part of the capital allocation framework announced by Cheniere in June 2019, we prepaid $70 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2019. The prepayment resulted in the recognition of debt extinguishment costs of $1.2 million for the three and nine months ended September 30, 2019.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2019 (in thousands):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,403,714	$350,000
Incremental commitments	1,565,961	850,000
Less:
Outstanding balance	5,340,412	—
Commitments terminated	4,629,263	—
Letters of credit issued	—	582,627
Available commitment	$—	$617,373

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	3.79%	n/a
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of September 30, 2019, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Expense

Total interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total interest cost	$137,278	$117,834	$407,911	$325,648
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(46,748)	(117,834)	(232,571)	(325,648)
Total interest expense, net	$90,530	$—	$175,340	$—

Fair Value Disclosures

The following table shows the carrying amount, which is net of unamortized premium, discount and debt issuance costs, and estimated fair value of our debt (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$4,197,320	$4,750,700	$4,191,754	$4,228,750
4.80% CCH Senior Notes (2)	720,380	767,684	—	—
Credit facilities (3)	5,248,169	5,248,169	5,221,798	5,221,798

(1)
Includes 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes, (collectively with the 4.80% CCH Senior Notes, the "CCH Senior Notes"). The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of the CCH Senior Notes and other similar instruments.

(2)
The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.

(3)
Includes CCH Credit Facility and CCH Working Capital Facility. The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues	$219,530	$—	$351,185	$—
LNG revenues—affiliate	166,938	—	441,511	—
Total revenues from customers	386,468	—	792,696	—
Net derivative gains (1)	91	—	17	—
Total revenues	$386,559	$—	$792,713	$—

(1)    See Note 6—Derivative Instruments for additional information about our derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$33.7	11	$33.9	12
LNG revenues—affiliate	1.0	13	1.0	14
Total revenues	$34.7		$34.9

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The table above excludes substantially all variable consideration under our SPAs. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 42% during the three months ended September 30, 2019 and approximately 43% during the nine months ended September 30, 2019 of our LNG revenues during the respective periods were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during the three and nine months ended September 30, 2019.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$160,896	$—	$435,469	$—
Contracts for Sale and Purchase of Natural Gas and LNG	6,042	—	6,042	—
Total LNG revenues—affiliate	166,938	—	441,511	—

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	1,692	—	1,692	—

Cost of sales—related party
Natural Gas Supply Agreement	23,269	—	59,022	—

Operating and maintenance expense—affiliate
Services Agreements	15,685	1,302	36,026	1,890
Land Agreements	189	223	554	652
Other Agreements	—	(3)	—	(3)
Total operating and maintenance expense—affiliate	15,874	1,522	36,580	2,539

Development expense—affiliate
Services Agreements	23	—	61	—

General and administrative expense—affiliate
Services Agreements	3,214	607	6,776	1,605

We had $19.2 million and $25.1 million due to affiliates as of September 30, 2019 and December 31, 2018, respectively, under agreements with affiliates, as described below.

LNG Sale and Purchase Agreements

CCL has a fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3, (2) any LNG produced from the end of the commissioning period for Train 1 until the date of first commercial delivery of LNG from Train 1 and (3) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG. As of September 30, 2019 and December 31, 2018, CCL had $48.7 million and $21.1 million of accounts receivable—affiliate, respectively, under these agreements.

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

Natural Gas Supply Agreement

CCL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project through March 2022 with a related party in the ordinary course of business. CCL recorded $23.2 million and $59.0 million in cost of sales—related party under this contract during the three and nine months ended September 30, 2019, respectively. Of this amount, $1.4 million and zero was included in accrued liabilities—related party as of September 30, 2019 and December 31, 2018, respectively. CCL did not have any transactions during the three and nine months ended September 30, 2018 under this contract. CCL also has recorded derivative assets—related party of $0.1 million and $2.1 million and non-current derivative assets—related party of $1.3 million and $3.4 million as of September 30, 2019 and December 31, 2018, respectively, related to this contract.

Agreements with Midship Pipeline

CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) to secure firm pipeline transportation capacity for a period of 10 years following commencement of the approximately 200-mile natural gas pipeline project which Midship Pipeline is constructing. In May 2018, CCL issued a letter

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

of credit to Midship Pipeline for drawings up to an aggregate maximum amount of $16.2 million. Midship Pipeline had not made any drawings on this letter of credit as of September 30, 2019.

Contracts for Sale and Purchase of Natural Gas and LNG

We have an agreement with SPL that allows us to sell and purchase natural gas with CCL. Natural gas sold and purchased under this agreement are recorded as LNG revenues—affiliate and cost of sales—affiliate, respectively.

We also have an agreement with Midship Pipeline to that allows us to sell and purchase natural gas with CCL. We did not have any transactions under this agreement during the three and nine months ended September 30, 2019.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2019, we have received $333.0 million in contributions under the Equity Contribution Agreement and Cheniere has posted $876.0 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

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

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Customer A	61%	—%	51%	—%	53%	—%
Customer B	*	—%	12%	—%	—%	—%
Customer C	29%	—%	18%	—%	—%	—%
Customer D	*	—%	*	—%	20%	—%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$137,187	$48,742
Noncash capital contribution for conveyance of property, plant and equipment from affiliate	—	51,412

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $214.9 million and $285.8 million as of September 30, 2019 and 2018, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 14—SUPPLEMENTAL GUARANTOR INFORMATION

Our CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). These guarantees are full and unconditional, subject to certain customary release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of the capital stock or all or substantially all of the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the indenture governing the CCH Senior Notes, (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indenture and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. See Note 9—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018 for additional information regarding the CCH Senior Notes.

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of September 30, 2019.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	128,848	2,901	—	131,749
Accounts and other receivables	—	43,751	—	43,751
Accounts receivable—affiliate	—	48,662	—	48,662
Advances to affiliate	—	95,021	—	95,021
Inventory	—	70,730	—	70,730
Derivative assets	—	18,426	—	18,426
Derivative assets—related party	—	126	—	126
Other current assets	349	22,759	—	23,108
Other current assets—affiliate	—	18	—	18
Total current assets	129,197	302,394	—	431,591

Property, plant and equipment, net	1,311,970	11,061,855	—	12,373,825
Debt issuance and deferred financing costs, net	15,745	—	—	15,745
Non-current derivative assets	—	9,822	—	9,822
Non-current derivative assets—related party	—	1,315	—	1,315
Investments in subsidiaries	11,173,355	—	(11,173,355)	—
Other non-current assets, net	—	44,466	—	44,466
Total assets	$12,630,267	$11,419,852	$(11,173,355)	$12,876,764

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$47	$24,409	$—	$24,456
Accrued liabilities	66,115	326,671	—	392,786
Accrued liabilities—related party	—	1,429	—	1,429
Due to affiliates	325	18,914	—	19,239
Derivative liabilities	76,402	22,473	—	98,875
Other current liabilities	—	1,255	—	1,255
Other current liabilities—affiliate	—	316	—	316
Total current liabilities	142,889	395,467	—	538,356

Long-term debt, net	10,165,869	—	—	10,165,869
Non-current derivative liabilities	95,736	114,586	—	210,322
Deferred tax liabilities	—	3,988	(3,988)	—
Other non-current liabilities	—	9,849	—	9,849
Other non-current liabilities—affiliate	—	844	—	844

Member’s equity	2,225,773	10,895,118	(11,169,367)	1,951,524
Total liabilities and member’s equity	$12,630,267	$11,419,852	$(11,173,355)	$12,876,764

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$219,621	$—	$219,621
LNG revenues—affiliate	—	166,938	—	166,938
Total revenues	—	386,559	—	386,559

Operating costs and expenses (recoveries)
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	301,957	—	301,957
Cost of sales—affiliate	—	1,692	—	1,692
Cost of sales—related party	—	23,269	—	23,269
Operating and maintenance expense	—	63,533	—	63,533
Operating and maintenance expense—affiliate	—	15,874	—	15,874
Development expense	—	63	—	63
Development expense—affiliate	—	23	—	23
General and administrative expense	732	716	—	1,448
General and administrative expense—affiliate	—	3,214	—	3,214
Depreciation and amortization expense	7,047	59,390	—	66,437
Total operating costs and expenses	7,779	469,731	—	477,510

Loss from operations	(7,779)	(83,172)	—	(90,951)

Other income (expense)
Interest expense, net of capitalized interest	(90,530)	—	—	(90,530)
Loss on modification or extinguishment of debt	(13,793)	—	—	(13,793)
Derivative loss, net	(77,838)	—	—	(77,838)
Other expense	643	59	—	702
Total other income (expense)	(181,518)	59	—	(181,459)

Loss before income taxes	(189,297)	(83,113)	—	(272,410)
Income tax provision	—	(343)	343	—
Net loss	$(189,297)	$(83,456)	$343	$(272,410)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Operating costs and expenses (recoveries)
Cost (cost recovery) of sales (excluding depreciation and amortization expense shown separately below)	—	(975)	—	(975)
Operating and maintenance expense (recovery)	—	(8,502)	—	(8,502)
Operating and maintenance expense—affiliate	—	1,522	—	1,522
Development expense	—	49	—	49
General and administrative expense	450	1,029	—	1,479
General and administrative expense—affiliate	—	607	—	607
Depreciation and amortization expense	89	3,399	—	3,488
Impairment expense and gain on disposal of assets	—	(13)	—	(13)
Total operating costs and expenses (recoveries)	539	(2,884)	—	(2,345)

Income (loss) from operations	(539)	2,884	—	2,345

Other income (expense)
Derivative gain, net	21,818	—	—	21,818
Other income	220	80	(75)	225
Total other income	22,038	80	(75)	22,043

Net income	$21,499	$2,964	$(75)	$24,388

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$351,202	$—	$351,202
LNG revenues—affiliate	—	441,511	—	441,511
Total revenues	—	792,713	—	792,713

Operating costs and expenses (recoveries)
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	540,622	—	540,622
Cost of sales—affiliate	—	1,692	—	1,692
Cost of sales—related party	—	59,022	—	59,022
Operating and maintenance expense	—	156,205	—	156,205
Operating and maintenance expense—affiliate	—	36,580	—	36,580
Development expense	—	595	—	595
Development expense—affiliate	—	61	—	61
General and administrative expense	1,629	2,898	—	4,527
General and administrative expense—affiliate	—	6,776	—	6,776
Depreciation and amortization expense	15,191	130,870	—	146,061
Impairment expense and loss on disposal of assets	—	313	—	313
Total operating costs and expenses	16,820	935,634	—	952,454

Loss from operations	(16,820)	(142,921)	—	(159,741)

Other income (expense)
Interest expense, net of capitalized interest	(175,340)	—	—	(175,340)
Loss on modification or extinguishment of debt	(13,793)	—	—	(13,793)
Derivative loss, net	(186,746)	—	—	(186,746)
Other income	2,821	289	(84)	3,026
Total other income (expense)	(373,058)	289	(84)	(372,853)

Loss before income taxes	(389,878)	(142,632)	(84)	(532,594)
Income tax provision	—	(1,980)	1,980	—
Net loss	$(389,878)	$(144,612)	$1,896	$(532,594)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2018
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$—	$—

Operating costs and expenses
Cost of sales (excluding depreciation and amortization expense shown separately below)	—	172	—	172
Operating and maintenance expense (recovery)	—	(6,549)	—	(6,549)
Operating and maintenance expense—affiliate	—	2,539	—	2,539
Development expense	—	172	—	172
General and administrative expense	999	2,515	—	3,514
General and administrative expense—affiliate	—	1,605	—	1,605
Depreciation and amortization expense	114	5,132	—	5,246
Impairment expense and gain on disposal of assets	—	(13)	—	(13)
Total operating costs and expenses	1,113	5,573	—	6,686

Loss from operations	(1,113)	(5,573)	—	(6,686)

Other income (expense)
Loss on modification or extinguishment of debt	(15,332)	—	—	(15,332)
Derivative gain, net	119,233	—	—	119,233
Other income	177	7,833	(7,826)	184
Total other income	104,078	7,833	(7,826)	104,085

Income before income taxes	102,965	2,260	(7,826)	97,399
Income tax provision	—	(1,225)	1,225	—
Net income	$102,965	$1,035	$(6,601)	$97,399

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2019
(in thousands)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows provided by (used in) operating activities	$(100,618)	$91,987	$(32,240)	$(40,871)

Cash flows from investing activities
Property, plant and equipment, net	(182,800)	(1,072,678)	—	(1,255,478)
Investments in subsidiaries	(2,011,271)	—	2,011,271	—
Distributions received from affiliates	1,000,119	—	(1,000,119)	—
Other	—	(2,213)	—	(2,213)
Net cash used in investing activities	(1,193,952)	(1,074,891)	1,011,152	(1,257,691)

Cash flows from financing activities
Proceeds from issuances of debt	2,189,674	—	—	2,189,674
Repayments of debt	(1,446,000)	—	—	(1,446,000)
Debt issuance and deferred financing costs	(5,485)	—	—	(5,485)
Capital contributions	402,981	2,011,272	(2,011,272)	402,981
Distributions	—	(1,032,360)	1,032,360	—
Net cash provided by financing activities	1,141,170	978,912	(978,912)	1,141,170

Net decrease in cash, cash equivalents and restricted cash	(153,400)	(3,992)	—	(157,392)
Cash, cash equivalents and restricted cash—beginning of period	282,248	6,893	—	289,141
Cash, cash equivalents and restricted cash—end of period	$128,848	$2,901	$—	$131,749

Balances per Condensed Consolidating Balance Sheet:

	September 30, 2019
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	128,848	2,901	—	131,749
Total cash, cash equivalents and restricted cash	$128,848	$2,901	$—	$131,749

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

NOTE 15—SUBSEQUENT EVENTS

In October 2019, we issued an aggregate principal amount of $475 million of 3.925% senior secured notes due 2039 to certain accounts managed by BlackRock Real Assets and certain accounts managed by MetLife Investment Management on a private placement basis in reliance on Section 4(a)(2) of the Securities Act.

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

Overview of Business

We are operating and constructing a natural gas liquefaction and export facility (the “Liquefaction Facilities”), and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our wholly-owned subsidiaries CCL and CCP, respectively. The liquefaction of natural gas into LNG allows it to be shipped economically from the United States where natural gas is abundant and inexpensive to produce to our international customers in areas where natural gas demand and infrastructure exist.

The Liquefaction Project is being constructed in stages with the first phase being three Trains (“Phase 1”), three LNG storage tanks with aggregate capacity of approximately 10.1 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. The first stage (“Stage 1”) includes Trains 1 and 2, two LNG storage tanks, one complete marine berth and a second partial berth and all of the Liquefaction Project’s necessary infrastructure facilities. The second stage (“Stage 2”) includes Train 3, one LNG storage tank and the completion of the second partial berth. Trains 1 and 2 are operational and Train 3 is under construction. Each Train is expected to have a nominal production capacity, which is prior to adjusting for planned maintenance, production reliability, potential overdesign and debottlenecking opportunities, of approximately 4.5 mtpa of LNG per Train.

Overview of Significant Events

Our significant accomplishments since January 1, 2019 and through the filing date of this Form 10-Q include the following:
Strategic

•
In September 2019, CCL entered into an integrated production marketing (“IPM”) transaction with EOG Resources, Inc. (“EOG”) to purchase 140,000 MMBtu per day of natural gas on a long-term basis beginning in early 2020, at a price based on the Platts Japan Korea Marker (“JKM”).

Operational

•	As of October 25, 2019, 70 cumulative LNG cargoes totaling approximately 5 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

•	In August 2019, substantial completion of Train 2 of the Liquefaction Project was achieved.

•	In June 2019, first LNG production from Train 2 of the Liquefaction Project occurred, and the first commissioning cargo from Train 2 was exported.

•	In February 2019, CCL achieved substantial completion of Train 1 of the Liquefaction Project and commenced operating activities.

Financial

•
In October 2019, we issued an aggregate principal amount of $475 million of 3.925% Senior Secured Notes due 2039 pursuant to a note purchase agreement with certain accounts managed by BlackRock Real Assets and certain accounts managed by MetLife Investment Management to prepay a portion of the outstanding indebtedness under the amended and restated CCH Credit Facility (the “CCH Credit Facility”).

•
In September 2019, we issued an aggregate principal amount of $727 million of 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) pursuant to a note purchase agreement originally entered into in June 2019 (“CCH Note Purchase Agreement”) with Allianz Global Investors GmbH, to prepay a portion of the outstanding indebtedness under the CCH Credit Facility.

•
In September 2019, Fitch Ratings (“Fitch”) and S&P Global Ratings each assigned an investment grade rating of BBB- to our senior secured debt, and Fitch assigned an investment grade issuer default rating of BBB- to us. In October 2019, Moody’s Investors Service upgraded its rating of our senior secured debt from Ba2 to Ba1 (Positive Outlook).

•	In June 2019, the date of first commercial delivery was reached under the 20-year SPAs with Endesa S.A. and PT Pertamina (Persero) relating to Train 1 of the Liquefaction Project.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	131,749	289,141
Available commitments under the following credit facilities:
CCH Credit Facility	—	981,675
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	617,373	716,475

For additional information regarding our debt agreements, see Note 9—Debt of our Notes to Consolidated Financial Statements in this quarterly report and Note 9—Debt of our Notes to Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2018.

Corpus Christi LNG Terminal

Liquefaction Facilities

We are in various stages of constructing and operating the Liquefaction Project at the Corpus Christi LNG terminal. We have received authorization from the FERC to site, construct and operate Stages 1 and 2 of the Liquefaction Project. We achieved substantial completion of Trains 1 and 2 of the Liquefaction Project and commenced operating activities in February 2019 and August 2019, respectively. The following table summarizes the overall project status of Stage 2 of the Liquefaction Project as of September 30, 2019:

	Stage 2
Overall project completion percentage	68.6%
Completion percentage of:
Engineering	96.5%
Procurement	98.2%
Subcontract work	17.2%
Construction	37.1%
Expected date of substantial completion	Train 3	1H 2021

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

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2019, CCL had secured up to approximately 3,065 TBtu of natural gas feedstock through long-term natural gas supply contracts that range up to eight years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Stage 2 is approximately $2.4 billion, reflecting amounts incurred under change orders through September 30, 2019. Total expected capital costs for Trains 1 through 3 are estimated to be between $11.0 billion and $12.0 billion before financing costs and between $15.0 billion and $16.0 billion after financing costs including, in each case, estimated owner’s costs and contingencies.

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

Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: operating cash flows from CCL and CCP and equity contributions from Cheniere. We realized offsets to LNG terminal costs of $73.7 million and $156.1 million in the three and nine months ended September 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project, during the testing phase for its construction. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Senior notes (1)	$4,977,000	$4,250,000
Credit facilities outstanding balance (2)	5,340,412	5,323,737
Letters of credit issued (2)	582,627	315,525
Available commitments under credit facilities (2)	617,373	1,698,150
Total capital resources from borrowings and available commitments (3)	$11,517,412	$11,587,412

(1)
Includes 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”), 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”), 5.125% Senior Secured Notes due 2027 (the “2027 CCH Senior Notes”) and 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”) (collectively, the “CCH Senior Notes”).

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

CCH Senior Notes

In September 2019, we issued on a private placement basis, an aggregate of $727 million of the 4.80% CCH Senior Notes, in addition to the existing 2024 CCH Senior Notes, 2025 CCH Senior Notes and 2027 CCH Senior Notes. The 4.80% CCH Senior Notes were issued under an indenture dated as of September 27, 2019 (the “2019 CCH Indenture”), pursuant to the CCH Note Purchase Agreement with the purchasers party thereto and Allianz Global Investors GmbH, as noteholder consultant, originally entered into in June 2019. The CCH Senior Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”).

The 4.80% CCH Senior Notes are our senior secured obligation, ranking senior in right of payment to any and all of our future indebtedness that is subordinated to the 4.80% CCH Senior Notes and equal in right of payment with our other existing and future indebtedness that is senior and secured by the same collateral securing the 4.80% CCH Senior Notes. The 4.80% CCH Senior Notes are secured by a first-priority security interest in substantially all of our and our Guarantors’ assets.

Both the 2019 CCH Indenture governing the 4.80% CCH Senior Notes and the indenture governing the 2024 CCH Senior Notes, 2025 CCH Senior Notes, and 2027 CCH Senior Notes (the “CCH Indenture”) contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to us or any of our restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of us and our restricted subsidiaries taken as a whole; or permit any Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets.

At any time prior to six months before the respective dates of maturity for each of the CCH Senior Notes, we may redeem all or part of such series of the CCH Senior Notes at a redemption price equal to the “make-whole” price set forth in the CCH Indenture, plus accrued and unpaid interest, if any, to the date of redemption. At any time within six months of the respective dates of maturity for each of the CCH Senior Notes, we may redeem all or part of such series of the CCH Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the CCH Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of September 30, 2019 and December 31, 2018, we had zero and $1.0 billion of available commitments and $5.3 billion and $5.2 billion of loans outstanding under the CCH Credit Facility, respectively. As part of the capital allocation framework announced by Cheniere in June 2019, we prepaid $70 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2019.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2019 and December 31, 2018, we had $617.4 million and $716.5 million of available commitments, $582.6 million and $315.5 million aggregate amount of issued letters of credit and zero and $168.0 million of loans outstanding under the CCH Working Capital Facility, respectively.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2019, we have received

$333.0 million in contributions under the Equity Contribution Agreement and Cheniere has posted $876.0 million of letters of credit on our behalf under its revolving credit facility, which is available to Cheniere to back-stop its obligations under the Equity Contribution Agreement and, provided that certain conditions are met, for general corporate purposes. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250.0 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of September 30, 2019, we were in compliance with all covenants related to our debt agreements.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2019 and 2018 (in thousands). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2019	2018
Operating cash flows	$(40,871)	$(31,861)
Investing cash flows	(1,257,691)	(2,224,660)
Financing cash flows	1,141,170	2,249,912

Net decrease in cash, cash equivalents and restricted cash	(157,392)	(6,609)
Cash, cash equivalents and restricted cash—beginning of period	289,141	226,559
Cash, cash equivalents and restricted cash—end of period	$131,749	$219,950

Operating Cash Flows

Operating cash net outflows during the nine months ended September 30, 2019 and 2018 were $40.9 million and $31.9 million, respectively. The increase in operating cash net outflows in 2019 compared to 2018 was primarily due to increased operating costs and expenses, partially offset by increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in March 2019 and August 2019, respectively.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2019 and 2018 were $1,257.7 million and $2,224.7 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the nine months ended September 30, 2019 were $1,141.2 million, primarily as a result of:

•	$981.7 million of borrowings and $797.0 million of repayments under the CCH Credit Facility;

•	$481.0 million of borrowings and $649.0 million of repayments under the CCH Working Capital Facility;

•	issuance of an aggregate principal amount of $727.0 million of the 4.80% CCH Senior Notes, which was used to prepay a portion of the outstanding balance of the CCH Credit Facility;

•	$5.5 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 4.80% CCH Senior Notes; and

•	$403.0 million of equity contributions from Cheniere.

Financing cash net inflows during the nine months ended September 30, 2018 were $2,249.9 million, primarily as a result of:

•	$2.3 billion of borrowings and $281.5 million of repayments under the CCH Credit Facility;

•	$14.0 million of borrowings and $14.0 million of repayments under the CCH Working Capital Facility;

•	$45.7 million of costs related to up-front fees paid for the amendment and restatement of the CCH Credit Facility and the CCH Working Capital Facility;

•	$9.1 million of debt extinguishment costs; and

•	$323.4 million of equity contributions from Cheniere.

Results of Operations

Our consolidated net loss was $272.4 million in the three months ended September 30, 2019, compared to net income of $24.4 million in the three months ended September 30, 2018. This $296.8 million decrease in net income in 2019 was primarily the result of increased derivative loss, net, loss from operations and interest expense, net of capitalized interest.

Our consolidated net loss was $532.6 million in the nine months ended September 30, 2019, compared to net income of $97.4 million in the nine months ended September 30, 2018. This $630.0 million decrease in net income in 2019 was primarily the result of increased derivative loss, net, interest expense, net of capitalized interest, and loss from operations.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except volumes)	2019	2018	Change	2019	2018	Change
LNG revenues	$219,621	$—	$219,621	$351,202	$—	$351,202
LNG revenues—affiliate	166,938	—	166,938	441,511	—	441,511
Total revenues	$386,559	$—	$386,559	$792,713	$—	$792,713

LNG volumes recognized as revenues (in TBtu)	87	—	87	164	—	164

During the three and nine months ended September 30, 2019, we began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Train 1 and Train 2 of the Liquefaction Project in February 2019 and August 2019, respectively. We expect our LNG revenues to increase in the future upon Train 3 of the Liquefaction Project becoming operational. Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended September 30, 2019, we realized offsets to LNG terminal costs of $73.7 million corresponding to 20 TBtu of LNG that were related to the sale of commissioning cargoes. During the nine months ended September 30, 2019, we realized offsets to LNG terminal costs of $156.1 million corresponding to 38 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs in the three and nine months ended September 30, 2018.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Cost (cost recovery) of sales	$301,957	$(975)	$302,932	$540,622	$172	$540,450
Cost of sales—affiliate	1,692	—	1,692	1,692	—	1,692
Cost of sales—related party	23,269	—	23,269	59,022	—	59,022
Operating and maintenance expense (recovery)	63,533	(8,502)	72,035	156,205	(6,549)	162,754
Operating and maintenance expense—affiliate	15,874	1,522	14,352	36,580	2,539	34,041
Development expense	63	49	14	595	172	423
Development expense—affiliate	23	—	23	61	—	61
General and administrative expense	1,448	1,479	(31)	4,527	3,514	1,013
General and administrative expense—affiliate	3,214	607	2,607	6,776	1,605	5,171
Depreciation and amortization expense	66,437	3,488	62,949	146,061	5,246	140,815
Impairment expense and loss (gain) on disposal of assets	—	(13)	13	313	(13)	326
Total operating costs and expenses (recoveries)	$477,510	$(2,345)	$479,855	$952,454	$6,686	$945,768

Our total operating costs and expenses increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Cost of sales (including affiliate and related party) increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, primarily related to the increase in the volume of natural gas feedstock related to our LNG sales due to the commencement of operations at the Liquefaction Project. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes gains and losses from derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Project and costs associated with a portion of derivative instruments that settle through physical delivery and the sale of natural gas procured for the liquefaction process.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliate) during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 was primarily related to increased natural gas transportation and storage capacity demand charges, increased third-party service and maintenance contract costs and increased payroll and benefit costs of operations personnel, generally as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018 as a result of commencing operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively, and completing construction of the Corpus Christi Pipeline in the second quarter of 2018, as the related assets began depreciating upon reaching substantial completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	Change	2019	2018	Change
Interest expense, net of capitalized interest	$90,530	$—	$90,530	$175,340	$—	$175,340
Loss on modification or extinguishment of debt	13,793	—	13,793	13,793	15,332	(1,539)
Derivative loss (gain), net	77,838	(21,818)	99,656	186,746	(119,233)	305,979
Other income	(702)	(225)	(477)	(3,026)	(184)	(2,842)
Total other expense (income)	$181,459	$(22,043)	$203,502	$372,853	$(104,085)	$476,938

Interest expense, net of capitalized interest, increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily as a result of a decrease in the portion of total interest costs that could be capitalized due to the commencement of operations at the Liquefaction Project. For the three months ended September 30, 2019 and 2018, we incurred $137.3 million and $117.8 million of total interest cost, respectively, of which we capitalized $46.7 million and $117.8 million, respectively, which was primarily related to the construction of the Liquefaction Project. For the nine months ended September 30, 2019 and 2018, we incurred $407.9 million and $325.6 million of total interest cost, respectively, of which we capitalized $232.6 million and $325.6 million, respectively, which was primarily related to the construction of the Liquefaction Project.

Loss on modification or extinguishment of debt increased during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Of the $13.8 million loss on modification or extinguishment of debt recognized in 2019, $12.6 million was attributable to the prepayment of a portion of the outstanding balance of the CCH Credit Facility in connection with the 4.80% CCH Senior Notes and $1.2 million was attributable to the prepayment of outstanding borrowings under the CCH Credit Facility as part of Cheniere’s capital allocation framework. Loss on modification or extinguishment of debt in 2018 was attributable to $15.3 million of debt modification and extinguishment costs related to the incurrence of third-party fees and write-off of unamortized debt issuance costs as a result of the amendment and restatement of the CCH Credit Facility.

Derivative loss, net increased during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Other income increased during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018, primarily due to an increase in interest income earned on our cash and cash equivalents.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(107,370)	$76,552	$(68)	$1,165

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

	September 30, 2019		December 31, 2018
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(104,298)	$20,163	$18,069	$37,145
Interest Rate Forward Start Derivatives	(67,840)	29,659	—	—

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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
4.1
Indenture, dated as of September 27, 2019, among the Company, as issuer, and CCL, CCP and CCP GP, as guarantors, and the Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on September 30, 2019)

4.2
Third Supplemental Indenture, dated September 6, 2019, among the Company, as issuer, CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on September 12, 2019)

10.1*	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)
10.2*
Second Amendment to the Amended and Restated Common Terms Agreement, dated as of August 30, 2019, by and among the Company, CCL, CCP and CCP GP, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.3*
Second Amendment to Common Security and Account Agreement, dated as of August 30, 2019, by and among the Company, CCL, CCP, CCP GP, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd; as Account Bank

10.4*
Change orders to the Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 1 Liquefaction Facility, dated as of December 6, 2013, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00053 Train 2 Nitrogen Supply for Commissioning Units 16, 17 and Feed Gas, dated June 26, 2019 (Portions of this exhibit have been omitted.)

10.5*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000016 Tank B Jump-over Tie-In (Part 1) and Deletion of East Jetty Shroud, dated August 5, 2019, (ii) the Change Order CO-00017 H2S Removal Skid PSVs Modifications and Revision to Chemical Cleaning Milestones, dated August 5, 2019 and (iii) the Change Order CO-00018 Cold Box Redesign Major Permanent Plant Materials and Ethylene Cold Box’s E-1504 Partial Mockup, dated September 6, 2019 (Portions of this exhibit have been omitted.)

31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	October 31, 2019	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(on behalf of the registrant and as principal financial officer)

Date:	October 31, 2019	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)