Form 10-Q
period 2020-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2020-04-30
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	94	80
Accounts and other receivables	74	58
Accounts receivable—affiliate	50	57
Advances to affiliate	93	115
Inventory	67	69
Derivative assets	96	74
Derivative assets—related party	4	3
Other current assets	12	15
Total current assets	490	471

Property, plant and equipment, net	12,513	12,507
Debt issuance and deferred financing costs, net	13	15
Non-current derivative assets	199	61
Non-current derivative assets—related party	2	2
Other non-current assets, net	53	56
Total assets	$13,270	$13,112

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$8	$7
Accrued liabilities	244	370
Accrued liabilities—related party	7	3
Current debt	141	—
Due to affiliates	18	27
Derivative liabilities	191	46
Other current liabilities	1	—
Other current liabilities—affiliate	1	1
Total current liabilities	611	454

Long-term debt, net	10,099	10,093
Non-current derivative liabilities	184	135
Other non-current liabilities	9	11
Other non-current liabilities—affiliate	—	1

Member’s equity	2,367	2,418
Total liabilities and member’s equity	$13,270	$13,112

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
LNG revenues	$343	$13
LNG revenues—affiliate	190	93
Total revenues	533	106

Operating costs and expenses
Cost of sales (excluding items shown separately below)	49	59
Cost of sales—affiliate	6	—
Cost of sales—related party	23	10
Operating and maintenance expense	89	32
Operating and maintenance expense—affiliate	20	5
General and administrative expense	2	2
General and administrative expense—affiliate	5	1
Depreciation and amortization expense	84	22
Total operating costs and expenses	278	131

Income (loss) from operations	255	(25)

Other income (expense)
Interest expense, net of capitalized interest	(99)	(12)
Interest rate derivative loss, net	(208)	(35)
Other income, net	1	1
Total other expense	(306)	(46)

Net loss	$(51)	$(71)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Net loss	(51)	(51)
Balance at March 31, 2020	$2,367	$2,367

Three Months Ended March 31, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081	$2,081
Net loss	(71)	(71)
Balance at March 31, 2019	$2,010	$2,010

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(51)	$(71)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	84	22
Amortization of discount and debt issuance costs	5	1
Total losses on derivatives, net	37	26
Total losses (gains) on derivatives, net—related party	(1)	2
Net cash provided by (used for) settlement of derivative instruments	(3)	2
Changes in operating assets and liabilities:
Accounts receivable	(16)	(16)
Accounts receivable—affiliate	7	(44)
Advances to affiliate	22	(27)
Inventory	2	(29)
Accounts payable and accrued liabilities	16	98
Accrued liabilities—related party	5	5
Due to affiliates	(3)	1
Other, net	(9)	8
Other, net—affiliate	(1)	—
Net cash provided by (used in) operating activities	94	(22)

Cash flows from investing activities
Property, plant and equipment, net	(220)	(370)
Other	(1)	(2)
Net cash used in investing activities	(221)	(372)

Cash flows from financing activities
Proceeds from issuances of debt	141	692
Repayments of debt	—	(369)
Net cash provided by financing activities	141	323

Net increase (decrease) in cash, cash equivalents and restricted cash	14	(71)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$94	$218

Balances per Consolidated Balance Sheet:

March 31,
2020
Cash and cash equivalents	$—
Restricted cash	94
Total cash, cash equivalents and restricted cash	$94

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included.

Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing debt agreements expected to arise from the market transition from LIBOR to alternative reference rates. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, we had $94 million and $80 million of current restricted cash, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2020 and December 31, 2019, accounts and other receivables consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Trade receivable	$56	$44
Other accounts receivable	18	14
Total accounts and other receivables	$74	$58

NOTE 4—INVENTORY

As of March 31, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Natural gas	$3	$7
LNG	4	6
Materials and other	60	56
Total inventory	$67	$69

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$10,028	$10,027
LNG site and related costs	276	276
LNG terminal construction-in-process	2,512	2,425
Accumulated depreciation	(316)	(232)
Total LNG terminal costs, net	12,500	12,496
Fixed assets
Fixed assets	22	19
Accumulated depreciation	(9)	(8)
Total fixed assets, net	13	11
Property, plant and equipment, net	$12,513	$12,507

Depreciation expense was $84 million and $22 million during the three months ended March 31, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $74 million during the three months ended March 31, 2019 that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt, which is anticipated by the end of 2020 (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”) and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(197)	$—	$(197)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	(92)	—	(92)	—	(8)	—	(8)
Liquefaction Supply Derivatives asset	2	11	202	215	3	10	35	48

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$202	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.619) - $0.050 / (0.065)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	48% - 144% / 96%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)     Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$35	$(4)
Realized and mark-to-market gains:
Included in cost of sales	164	3
Purchases and settlements:
Purchases	1	1
Settlements	3	3
Transfers out of Level 3 (1)	(1)	(1)
Balance, end of period	$202	$2
Change in unrealized gains relating to instruments still held at end of period	$164	$3

(1)	Transferred to Level 2 as a result of observable market for the underlying natural gas purchase agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

As of March 31, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	March 31, 2020	December 31, 2019	Effective Date	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 20, 2015	May 31, 2022	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$750 million	$750 million	September 30, 2020	December 31, 2030	2.06%	Three-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	March 31, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheet Location
Derivative liabilities	$(92)	$(92)	$(184)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(105)	—	(105)	(49)	—	(49)
Total derivative liabilities	$(197)	$(92)	$(289)	$(81)	$(8)	$(89)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
CCH Interest Rate Derivatives loss	$(123)	$(35)
CCH Interest Rate Forward Start Derivatives loss	(85)	—

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain conditions precedent.

The forward notional for our Liquefaction Supply Derivatives was approximately 3,395 TBtu and 3,153 TBtu as of March 31, 2020 and December 31, 2019, respectively, of which 106 TBtu and 120 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
Derivative assets	$96	$74
Derivative assets—related party	4	3
Non-current derivative assets	199	61
Non-current derivative assets—related party	2	2
Total derivative assets	301	140

Derivative liabilities	(7)	(6)
Non-current derivative liabilities	(79)	(86)
Total derivative liabilities	(86)	(92)

Derivative asset, net	$215	$48

(1)
Does not include collateral posted with counterparties by us of $5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of both March 31, 2020 and December 31, 2019.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2020 and 2019 (in millions):

		Three Months Ended March 31,
	Consolidated Statements of Operations Location (1)	2020	2019
Liquefaction Supply Derivatives gain	LNG revenues	$—	$1
Liquefaction Supply Derivatives gain	Cost of sales	171	8
Liquefaction Supply Derivatives gain (loss)	Cost of sales—related party	1	(2)

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Consolidated Balance Sheet Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of March 31, 2020
CCH Interest Rate Derivatives	$(197)	$—	$(197)
CCH Interest Rate Forward Start Derivatives	(92)	—	(92)
Liquefaction Supply Derivatives	314	(13)	301
Liquefaction Supply Derivatives	(89)	3	(86)
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	145	(5)	140
Liquefaction Supply Derivatives	(98)	6	(92)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Advances and other asset conveyances to third parties to support LNG terminal	$19	$19
Operating lease assets	7	7
Tax-related payments and receivables	3	3
Information technology service prepayments	3	3
Advances made under EPC and non-EPC contracts	—	14
Other	21	10
Total other non-current assets, net	$53	$56

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Interest costs and related debt fees	$99	$8
Accrued natural gas purchases	86	132
Liquefaction Project costs	38	192
Other	21	38
Total accrued liabilities	$244	$370

NOTE 9—DEBT

As of March 31, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250	$1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727	727
3.925% Senior Secured Notes due 2039 (“3.925% CCH Senior Notes”)	475	475
3.700% Senior Secured Notes due 2029 (“2029 CCH Senior Notes”)	1,500	1,500
CCH Credit Facility	3,283	3,283
Unamortized debt issuance costs	(136)	(142)
Total long-term debt, net	10,099	10,093

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	141	—
Total debt, net	$10,240	$10,093

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2020 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	3,283	141
Commitments terminated	6,687	—
Letters of credit issued	—	399
Available commitment	$—	$660

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	2.74%	2.77%
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of March 31, 2020, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Total interest cost	$129	$133
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(30)	(121)
Total interest expense, net	$99	$12

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$5,750	$5,043	$5,750	$6,329
4.80% CCH Senior Notes (2)	727	594	727	830
3.925% CCH Senior Notes (2)	475	350	475	495
Credit facilities (3)	3,424	3,424	3,283	3,283

(1)
Includes 2024 CCH Senior Notes, 2025 CCH Senior Notes, 2027 CCH Senior Notes and 2029 CCH Senior Notes. The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
LNG revenues (1)	$343	$12
LNG revenues—affiliate	190	93
Total revenues from customers	533	105
Net derivative gains (2)	—	1
Total revenues	$533	$106

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. If contractually the customer cannot make up unexercised quantities in future periods, our performance obligation with respect to declined volumes is satisfied, and revenue associated with any unexercised quantities is generally recognized upon notice of customer cancellation.

(2)    See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2020	2019
Contract assets	$12	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$33.4	11	$33.6	11
LNG revenues—affiliate	1.0	13	1.0	13
Total revenues	$34.4		$34.6

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 36% and 100% during the three months ended March 31, 2020 and 2019, respectively, of our LNG revenues were related to variable consideration received from customers. All of our LNG revenues—affiliate were related to variable consideration received from customers during the three months ended March 31, 2020 and 2019.

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

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$190	$93

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	6	—

Cost of sales—related party
Natural Gas Supply Agreement	23	10

Operating and maintenance expense—affiliate
Services Agreements	20	5

General and administrative expense—affiliate
Services Agreements	5	1

We had $18 million and $27 million due to affiliates as of March 31, 2020 and December 31, 2019, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

CCL has a fixed price SPA with Cheniere Marketing (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA for 0.85 mtpa of LNG with a term of up to seven years associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of March 31, 2020 and December 31, 2019, CCL had $50 million and $57 million of accounts receivable—affiliate, respectively, under these agreements.

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

Natural Gas Supply Agreement

CCL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project through March 2022 with a related party in the ordinary course of business. CCL recorded $23 million and $10 million in cost of sales—related party under this contract during the three months ended March 31, 2020 and 2019, respectively. Of this amount, $7 million and $3 million was included in accrued liabilities—related party as of March 31, 2020 and December 31, 2019, respectively. CCL

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

also has recorded derivative assets—related party of $4 million and $3 million and non-current derivative assets—related party of $2 million as of both March 31, 2020 and December 31, 2019, respectively, related to this contract.

Agreements with Midship Pipeline

CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) to secure firm pipeline transportation capacity for a period of 10 years following commencement of the approximately 200-mile natural gas pipeline project which Midship Pipeline is constructing. In March 2020, we along with CCL, entered into a guaranty agreement whereby we will absolutely and irrevocably guarantee CCL’s obligation under the transportation precedent agreement with Midship Pipeline.

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

CCL also has an agreement with Midship Pipeline that allows them to sell and purchase natural gas with each other. CCL did not have any transactions under this agreement during the three months ended March 31, 2020 and 2019.

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $1 million, and the terms of the agreements range from three to five years.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2020, we have received $558 million in contributions under the Equity Contribution Agreement and Cheniere has posted $365 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250 million in contributions from Cheniere under the early works equity contribution agreement.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable balances of 10% or greater of total accounts receivable from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2020	2019	2020	2019
Customer A	52%	—%	42%	38%
Customer B	15%	—%	—%	—%
Customer C	12%	—%	—%	39%
Customer D	12%	—%	—%	—%
Customer E	—%	—%	18%	—%
Customer F	—%	—%	16%	—%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$24	$—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $41 million and $221 million as of March 31, 2020 and 2019, respectively.

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

The following is condensed consolidating financial information for CCH (“Parent Issuer”) and the Guarantors. We did not have any non-guarantor subsidiaries as of March 31, 2020.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	80	14	—	94
Accounts and other receivables	—	74	—	74
Accounts receivable—affiliate	—	50	—	50
Advances to affiliate	—	93	—	93
Inventory	—	67	—	67
Derivative assets	—	96	—	96
Derivative assets—related party	—	4	—	4
Other current assets	—	12	—	12
Total current assets	80	410	—	490

Property, plant and equipment, net	1,351	11,162	—	12,513
Debt issuance and deferred financing costs, net	13	—	—	13
Non-current derivative assets	—	199	—	199
Non-current derivative assets—related party	—	2	—	2
Investments in subsidiaries	11,316	—	(11,316)	—
Other non-current assets, net	1	52	—	53
Total assets	$12,761	$11,825	$(11,316)	$13,270

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$8	$—	$8
Accrued liabilities	100	144	—	244
Accrued liabilities—related party	—	7	—	7
Current debt	141	—	—	141
Due to affiliates	—	18	—	18
Derivative liabilities	184	7	—	191
Other current liabilities	—	1	—	1
Other current liabilities—affiliate	—	1	—	1
Total current liabilities	425	186	—	611

Long-term debt, net	10,099	—	—	10,099
Non-current derivative liabilities	105	79	—	184
Other non-current liabilities	—	9	—	9

Member’s equity	2,132	11,551	(11,316)	2,367
Total liabilities and member’s equity	$12,761	$11,825	$(11,316)	$13,270

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2019
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	69	11	—	80
Accounts and other receivables	—	58	—	58
Accounts receivable—affiliate	—	57	—	57
Advances to affiliate	—	115	—	115
Inventory	—	69	—	69
Derivative assets	—	74	—	74
Derivative assets—related party	—	3	—	3
Other current assets	—	15	—	15
Total current assets	69	402	—	471

Property, plant and equipment, net	1,331	11,176	—	12,507
Debt issuance and deferred financing costs, net	15	—	—	15
Non-current derivative assets	—	61	—	61
Non-current derivative assets—related party	—	2	—	2
Investments in subsidiaries	11,224	—	(11,224)	—
Other non-current assets, net	—	56	—	56
Total assets	$12,639	$11,697	$(11,224)	$13,112

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$—	$7	$—	$7
Accrued liabilities	9	361	—	370
Accrued liabilities—related party	—	3	—	3
Due to affiliates	1	26	—	27
Derivative liabilities	40	6	—	46
Other current liabilities—affiliate	—	1	—	1
Total current liabilities	50	404	—	454

Long-term debt, net	10,093	—	—	10,093
Non-current derivative liabilities	49	86	—	135
Other non-current liabilities	—	11	—	11
Other non-current liabilities—affiliate	—	1	—	1

Member’s equity	2,447	11,195	(11,224)	2,418
Total liabilities and member’s equity	$12,639	$11,697	$(11,224)	$13,112

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$343	$—	$343
LNG revenues—affiliate	—	190	—	190
Total revenues	—	533	—	533

Operating costs and expenses
Cost of sales (excluding items shown separately below)	—	49	—	49
Cost of sales—affiliate	—	6	—	6
Cost of sales—related party	—	23	—	23
Operating and maintenance expense	—	89	—	89
Operating and maintenance expense—affiliate	—	20	—	20
General and administrative expense	1	1	—	2
General and administrative expense—affiliate	—	5	—	5
Depreciation and amortization expense	9	75	—	84
Total operating costs and expenses	10	268	—	278

Income (loss) from operations	(10)	265	—	255

Other income (expense)
Interest expense, net of capitalized interest	(99)	—	—	(99)
Interest rate derivative loss, net	(208)	—	—	(208)
Other income, net	1	—	—	1
Total other expense	(306)	—	—	(306)

Net income (loss)	$(316)	$265	$—	$(51)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated

Revenues
LNG revenues	$—	$13	$—	$13
LNG revenues—affiliate	—	93	—	93
Total revenues	—	106	—	106

Operating costs and expenses
Cost of sales (excluding items shown separately below)	—	59	—	59
Cost of sales—related party	—	10	—	10
Operating and maintenance expense	—	32	—	32
Operating and maintenance expense—affiliate	—	5	—	5
General and administrative expense	1	1	—	2
General and administrative expense—affiliate	—	1	—	1
Depreciation and amortization expense	1	21	—	22
Total operating costs and expenses	2	129	—	131

Loss from operations	(2)	(23)	—	(25)

Other income (expense)
Interest expense, net of capitalized interest	(12)	—	—	(12)
Interest rate derivative loss, net	(35)	—	—	(35)
Other income, net	1	—	—	1
Total other expense	(46)	—	—	(46)

Net loss	$(48)	$(23)	$—	$(71)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2020
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows provided by operating activities	$159	$125	$(190)	$94

Cash flows from investing activities
Property, plant and equipment, net	(7)	(213)	—	(220)
Investments in subsidiaries	(664)	—	664	—
Distributions received from affiliates	382	—	(382)	—
Other	—	(1)	—	(1)
Net cash used in investing activities	(289)	(214)	282	(221)

Cash flows from financing activities
Proceeds from issuances of debt	141	—	—	141
Capital contributions	—	664	(664)	—
Distributions	—	(572)	572	—
Net cash provided by financing activities	141	92	(92)	141

Net increase in cash, cash equivalents and restricted cash	11	3	—	14
Cash, cash equivalents and restricted cash—beginning of period	69	11	—	80
Cash, cash equivalents and restricted cash—end of period	$80	$14	$—	$94

Balances per Condensed Consolidating Balance Sheet:

	March 31, 2020
	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash and cash equivalents	$—	$—	$—	$—
Restricted cash	80	14	—	94
Total cash, cash equivalents and restricted cash	$80	$14	$—	$94

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2019
(in millions)

	Parent Issuer	Guarantors	Eliminations	Consolidated
Cash flows used in operating activities	$—	$(19)	$(3)	$(22)

Cash flows from investing activities
Property, plant and equipment, net	(55)	(315)	—	(370)
Investments in subsidiaries	(561)	—	561	—
Distributions received from affiliates	219	—	(219)	—
Other	—	(2)	—	(2)
Net cash used in investing activities	(397)	(317)	342	(372)

Cash flows from financing activities
Proceeds from issuances of debt	692	—	—	692
Repayments of debt	(369)	—	—	(369)
Capital contributions	—	561	(561)	—
Distributions	—	(222)	222	—
Net cash provided by financing activities	323	339	(339)	323

Net increase (decrease) in cash, cash equivalents and restricted cash	(74)	3	—	(71)
Cash, cash equivalents and restricted cash—beginning of period	282	7	—	289
Cash, cash equivalents and restricted cash—end of period	$208	$10	$—	$218

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and

•	any other statements that relate to non-historical or future information.
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:

•	Overview of Business

•	Overview of Significant Events

•	Impact of COVID-19 and Market Environment

•	Liquidity and Capital Resources

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Summary of Critical Accounting Estimates

•	Recent Accounting Standards

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Operational

•	As of April 27, 2020, 140 cumulative LNG cargoes totaling approximately 10 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of approximately 0.8% in 2020 compared to the implied 4.7% pre-COVID-19 year-over-year growth estimate. While worldwide demand increased by approximately 10% during the three months ended March 31, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future quarters as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the

Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $3.35 during the quarter ended March 31, 2020, 51% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $4.82 during the three months ended March 31, 2020, 43% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which our customers have notified us they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. Revenue associated with canceled LNG cargoes is generally recognized upon notice of customer cancellation. During the three months ended March 31, 2020, we recognized revenue of approximately $37 million associated with canceled LNG cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began utilizing temporary on-site housing for its workforce at our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for on-site housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs, which Cheniere expects to continue until the risks associated with the COVID-19 pandemic diminish. As of April 28, 2020, we have incurred approximately $13 million of such costs.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	94	80
Available commitments under the following credit facilities:
CCH Credit Facility	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	660	729

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the Liquefaction Project and are constructing one additional Train and marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the Liquefaction Project. We completed construction of Trains 1 and 2 of the Liquefaction Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the Liquefaction Project, including the related infrastructure, as of March 31, 2020:

Train 3
Overall project completion percentage	83.7%
Completion percentage of:
Engineering	99.2%
Procurement	99.6%
Subcontract work	69.5%
Construction	63.0%
Expected date of substantial completion	1H 2021

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
Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2020, CCL had secured up to approximately 3,182 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

A portion of the natural gas feedstock transactions for CCL are IPM transactions, in which the natural gas producers are paid based on a global gas market price less a fixed liquefaction fee and certain costs incurred by us.

Construction

CCL entered into separate lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 3 of the Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause CCL to enter into a change order, or CCL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 3, which is currently under construction, is approximately $2.4 billion, reflecting amounts incurred under change orders through March 31, 2020. As of March 31, 2020, we have incurred $2.1 billion under this contract.
Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at March 31, 2020 and December 31, 2019 (in millions):

	March 31,	December 31,
	2020	2019
Senior notes (1)	$6,952	$6,952
Credit facilities outstanding balance (2)	3,424	3,283
Letters of credit issued (2)	399	471
Available commitments under credit facilities (2)	660	729
Total capital resources from borrowings and available commitments (3)	$11,435	$11,435

(1)
Includes 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039 and 3.925% Senior Secured Notes due 2039 (collectively, the “CCH Senior Notes”).

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of both March 31, 2020 and December 31, 2019, we had no available commitments and $3.3 billion of loans outstanding under the CCH Credit Facility.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of March 31, 2020 and December 31, 2019, we had $660 million and $729 million of available commitments, $399 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2020, we have received $558 million in contributions under the Equity Contribution Agreement and Cheniere has posted $365 million of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Early Works Equity Contribution Agreement

In conjunction with the amendment and restatement of the Equity Contribution Agreement, we terminated the early works equity contribution agreement with Cheniere entered into in December 2017. Prior to termination in May 2018, we had received $250 million in contributions from Cheniere under the early works equity contribution agreement.

Restrictive Debt Covenants

As of March 31, 2020, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2020	2019
Operating cash flows	$94	$(22)
Investing cash flows	(221)	(372)
Financing cash flows	141	323

Net increase (decrease) in cash, cash equivalents and restricted cash	14	(71)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$94	$218
Operating Cash Flows

Operating cash flows during the three months ended March 31, 2020 and 2019 were net inflows of $94 million and net outflows of $22 million, respectively. The increase in operating cash net inflows was primarily due to increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Investing Cash Flows

Investing cash net outflows during the three months ended March 31, 2020 and 2019 were $221 million and $372 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the three months ended March 31, 2020 were $141 million as a result of borrowings under the CCH Working Capital Facility.

Financing cash net inflows during the three months ended March 31, 2019 were $323 million, primarily as a result of:

•	$491 million of borrowings under the CCH Credit Facility; and

•	$201 million of borrowings and $369 million of repayments under the CCH Working Capital Facility.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the three months ended March 31, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the three months ended March 31, 2020 and 2019:

Our consolidated net loss was $51 million in the three months ended March 31, 2020, compared to net loss of $71 million in the three months ended March 31, 2019. This $20 million decrease in net loss in 2019 was primarily the result of increased income from operations, which was partially offset by increased interest rate derivative loss, net and interest expense, net of capitalized interest.

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

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2020	2019	Change
LNG revenues	$343	$13	$330
LNG revenues—affiliate	190	93	97
Total revenues	$533	$106	$427

LNG volumes recognized as revenues (in TBtu)	128	36	92

We begin recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Trains 1 and 2 in February 2019 and August 2019, respectively. The achievement of substantial completion of these Trains resulted in additional revenue from the increased volume of LNG sold. LNG revenues during the three months ended March 31, 2020 also included $37 million in revenues attributable to LNG cargoes contractually canceled by our customers, for which revenue is generally recognized upon notice of customer cancellation. We expect our LNG revenues to increase in the future upon Train 3 of the Liquefaction Project becoming operational. Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $44 million and $13 million during the three months ended March 31, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2019, we realized offsets to LNG terminal costs of $74 million corresponding to 15 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Cost of sales	$49	$59	$(10)
Cost of sales—affiliate	6	—	6
Cost of sales—related party	23	10	13
Operating and maintenance expense	89	32	57
Operating and maintenance expense—affiliate	20	5	15
General and administrative expense	2	2	—
General and administrative expense—affiliate	5	1	4
Depreciation and amortization expense	84	22	62
Total operating costs and expenses	$278	$131	$147

Our total operating costs and expenses increased between the three months ended March 31, 2020 and 2019, primarily as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Cost of sales (including affiliate and related party) increased between the three months ended March 31, 2020 and 2019, primarily related to the increase in the volume of natural gas feedstock related to our LNG sales due to the commencement of operations at the Liquefaction Project, partially offset by an increase in fair value of the derivatives associated with economic hedges to secure natural gas feedstock for the Liquefaction Projects due to a favorable shift in long-term forward prices relative to our hedged position. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. The increase in operating and maintenance expense (including affiliate) between the three months ended March 31, 2020 and 2019 was primarily related to increased natural gas transportation and storage capacity demand charges, increased third-party service and maintenance contract costs and increased payroll and benefit costs of operations personnel, generally as a result of the commencement of operations at the Liquefaction Project. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.
Depreciation and amortization expense increased during the three months ended March 31, 2020 from the comparable period in 2019 as a result of commencing operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Interest expense, net of capitalized interest	$99	$12	$87
Interest rate derivative loss, net	208	35	173
Other income, net	(1)	(1)	—
Total other expense	$306	$46	$260

Interest expense, net of capitalized interest, increased between the three months ended March 31, 2020 and 2019, primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization due to the commencement of operations at the Liquefaction Project. We incurred $129 million and $133 million of total interest cost, of which we capitalized $30 million and $121 million, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project during the three months ended March 31, 2020 and 2019, respectively.

Derivative loss, net increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

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

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$215	$38	$48	$63

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“CCH Interest Rate Derivatives”) and to hedge against changes in interest rates that could impact our anticipated future issuance of debt (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward one-month LIBOR curve across the remaining terms of the Interest Rate Derivatives as follows (in millions):

	March 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(197)	$4	$(81)	$19
CCH Interest Rate Forward Start Derivatives	(92)	9	(8)	15

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects.

The outbreak of COVID-19 and its development into a pandemic in March 2020 have resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Additionally, recent disputes over production levels between members of the Organization of Petroleum Exporting Countries and other oil producing countries has resulted in increased volatility in oil and natural gas prices.

The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, business and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates, the demand for oil and natural gas, levels of consumer confidence and the post-pandemic pace of recovery.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein and in our annual report on Form 10-K for the year ended December 31, 2019. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 outbreak or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the outbreak of COVID-19.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of March 31, 2020, we had SPAs with nine third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers. Additionally, some customers have indicated to us that COVID-19 has begun to impact their operations and/or may impact their operations in the future. Some of our SPA customers’ primary countries of business have experienced a significant number of COVID-19 cases and/or have been subject to government imposed lockdown or quarantine measures. Although we believe that impacts of the COVID-19 pandemic on LNG regasification facilities, downstream markets and broader energy demand do not constitute valid force majeure claims under our FOB LNG SPAs, if any significant customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor for a breach of the agreement.

Cost overruns and delays in the completion of Train 3 or any future Trains, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The actual construction costs of Train 3 and any future Trains may be significantly higher than our current estimates as a result of many factors, including change orders under existing or future EPC contracts resulting from the occurrence of certain specified events that may give our EPC contractor the right to cause us to enter into change orders or resulting from changes with which we otherwise agree. We have already experienced increased costs due to change orders. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations.

The outbreak of COVID-19 and the resulting actions taken by governmental and regulatory authorities to prevent the spread of COVID-19 may cause a slow-down in the construction of one or more Trains. Our EPC contractor has advised us of voluntary proactive measures it is taking to protect employees and to mitigate risks associated with COVID-19, however, it has not indicated that there will be any changes to the project cost or schedule and is still performing its obligations under its EPC contract. While the construction of Train 3 is continuing, if there was a major outbreak of COVID-19 at any construction site or the implementation of restrictions by the government that prevented construction for an extended period, we could experience significant delays in the construction of one or more Trains.

Delays in the construction of one or more Trains beyond the estimated development periods, as well as change orders to our existing EPC contract or any future EPC contract related to additional Trains, could increase the cost of completion beyond the amounts that we estimate, which could require us to obtain additional sources of financing to fund our operations until the Liquefaction Project is fully constructed (which could cause further delays). Our ability to obtain financing that may be needed to provide additional funding to cover increased costs will depend, in part, on factors beyond our control. Accordingly, we may not be able to obtain financing on terms that are acceptable to us, or at all. Even if we are able to obtain financing, we may have to accept terms that are disadvantageous to us or that may have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facilities at the Corpus Christi LNG terminal are critical infrastructure and have continued to operate during the outbreak, which means that Cheniere must keep its employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, Cheniere has taken extra precautionary measures to protect the continued safety and welfare of its employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate. The measures taken to prevent an outbreak at our facilities have resulted in increased costs. If a large number of Cheniere’s employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00024 East Jetty Cooldown Line & Simultaneous Ship Loading, dated January 6, 2020, (ii) the Change Order CO-00025 East Jetty Manual Gas Sampler, dated January 7, 2020, (iii) the Change Order CO-00026 Study for Adding Valve Actuator for E-W Jetty Flow Segregation, dated January 8, 2020, (iv) the Change Order CO-00027 Tank B Isolation of Proposed Fourth In-Tank LNG Pump - Long Lead Items, dated January 8, 2020, (v) the Change Order CO-00028 Tank B Rundown Line (Part I), dated January 31, 2020, (vi) the Change Order CO-00029 9% Nickel and Cryogenic Rebar Provisional Sum Closeout, dated February 18, 2020 and (vii) the Change Order CO-00030 Additional Valve for Isolation in CCL Stage 2 to CCL Stage 3 from Tank B, dated February 18, 2020 (Portions of this exhibit have been omitted)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	April 29, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	April 29, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)