Form 10-Q
period 2020-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2020-08-06
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	101	80
Accounts and other receivables	283	58
Accounts receivable—affiliate	—	57
Advances to affiliate	106	115
Inventory	75	69
Derivative assets	108	74
Derivative assets—related party	5	3
Other current assets	24	15
Total current assets	702	471

Property, plant and equipment, net	12,546	12,507
Debt issuance and deferred financing costs, net	13	15
Non-current derivative assets	159	61
Non-current derivative assets—related party	2	2
Other non-current assets, net	73	56
Total assets	$13,495	$13,112

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$8	$7
Accrued liabilities	148	370
Accrued liabilities—related party	9	3
Current debt	141	—
Due to affiliates	20	27
Derivative liabilities	223	46
Other current liabilities	2	—
Other current liabilities—affiliate	1	1
Total current liabilities	552	454

Long-term debt, net	10,106	10,093
Non-current derivative liabilities	160	135
Other non-current liabilities	9	11
Other non-current liabilities—affiliate	—	1

Member’s equity	2,668	2,418
Total liabilities and member’s equity	$13,495	$13,112

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$610	$118	$953	$131
LNG revenues—affiliate	44	182	234	275
Total revenues	654	300	1,187	406

Operating costs and expenses
Cost of sales (excluding items shown separately below)	140	180	189	239
Cost of sales—affiliate	2	—	8	—
Cost of sales—related party	25	26	48	36
Operating and maintenance expense	95	61	184	93
Operating and maintenance expense—affiliate	25	16	45	21
Operating and maintenance expense—related party	2	—	2	—
Development expense	—	1	—	1
General and administrative expense	2	1	4	3
General and administrative expense—affiliate	5	2	10	3
Depreciation and amortization expense	86	57	170	79
Total operating costs and expenses	382	344	660	475

Income (loss) from operations	272	(44)	527	(69)

Other income (expense)
Interest expense, net of capitalized interest	(90)	(73)	(189)	(85)
Interest rate derivative loss, net	(25)	(74)	(233)	(109)
Other income (expense), net	(1)	2	—	3
Total other expense	(116)	(145)	(422)	(191)

Net income (loss)	$156	$(189)	$105	$(260)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Net loss	(51)	(51)
Balance at March 31, 2020	2,367	2,367
Capital contributions	145	145
Net income	156	156
Balance at June 30, 2020	$2,668	$2,668

Three and Six Months Ended June 30, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081	$2,081
Net loss	(71)	(71)
Balance at March 31, 2019	2,010	2,010
Capital contributions	72	72
Net loss	(189)	(189)
Balance at June 30, 2019	$1,893	$1,893

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$105	$(260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	170	79
Amortization of discount and debt issuance costs	10	5
Total losses on derivatives, net	90	98
Total losses (gains) on derivatives, net—related party	(2)	3
Net cash provided by (used for) settlement of derivative instruments	(20)	4
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	(225)	(39)
Accounts receivable—affiliate	57	(22)
Advances to affiliate	10	(31)
Inventory	(6)	(31)
Accounts payable and accrued liabilities	(67)	134
Accrued liabilities—related party	6	4
Due to affiliates	(2)	6
Other, net	(39)	(4)
Net cash provided by (used in) operating activities	87	(53)

Cash flows from investing activities
Property, plant and equipment, net	(350)	(840)
Other	(2)	(2)
Net cash used in investing activities	(352)	(842)

Cash flows from financing activities
Proceeds from issuances of debt	141	1,372
Repayments of debt	—	(558)
Debt issuance and deferred financing costs	—	(1)
Capital contributions	145	72
Net cash provided by financing activities	286	885

Net increase (decrease) in cash, cash equivalents and restricted cash	21	(10)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$101	$279

Balances per Consolidated Balance Sheet:

June 30,
2020
Cash and cash equivalents	$—
Restricted cash	101
Total cash, cash equivalents and restricted cash	$101

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating and constructing a natural gas liquefaction and export facility (the “Liquefaction Facilities”) and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our subsidiaries CCL and CCP, respectively. We are currently operating two Trains and one additional Train is undergoing commissioning for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project, once fully constructed, will contain three LNG storage tanks and two marine berths.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2019. In our opinion, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. Certain reclassifications have been made to conform prior period information to the current presentation.  The reclassifications did not have a material effect on our consolidated financial position, results of operations or cash flows.

Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we had $101 million and $80 million of current restricted cash, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of June 30, 2020 and December 31, 2019, accounts and other receivables consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Trade receivable	$222	$44
Other accounts receivable	61	14
Total accounts and other receivables	$283	$58

NOTE 4—INVENTORY

As of June 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Natural gas	$6	$7
LNG	8	6
Materials and other	61	56
Total inventory	$75	$69

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$10,164	$10,027
LNG site and related costs	276	276
LNG terminal construction-in-process	2,495	2,425
Accumulated depreciation	(399)	(232)
Total LNG terminal costs, net	12,536	12,496
Fixed assets
Fixed assets	21	19
Accumulated depreciation	(11)	(8)
Total fixed assets, net	10	11
Property, plant and equipment, net	$12,546	$12,507

Depreciation expense was $86 million and $57 million during the three months ended June 30, 2020 and 2019, respectively, and $170 million and $79 million during the six months ended June 30, 2020 and 2019, respectively.

We realized offsets to LNG terminal costs of $8 million and $82 million during the three and six months ended June 30, 2019, respectively, that were related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project, during the testing phase for its construction. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:

•
interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”) and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

•
commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(191)	$—	$(191)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	(102)	—	(102)	—	(8)	—	(8)
Liquefaction Supply Derivatives asset	9	2	173	184	3	10	35	48

We value our Interest Rate Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of June 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$173	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.546) - $0.172 / $(0.057)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	46% - 158% / 105%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)     Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance, beginning of period	$202	$2	$35	$(4)
Realized and mark-to-market gains:
Included in cost of sales	(31)	4	134	7
Purchases and settlements:
Purchases	(3)	—	(3)	1
Settlements	2	(1)	5	2
Transfers into Level 3, net (1)	3	1	2	—
Balance, end of period	$173	$6	$173	$6
Change in unrealized gains (losses) relating to instruments still held at end of period	$(31)	$4	$134	$7

(1)	Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market, for the underlying natural gas purchase agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Interest Rate Derivatives

As of June 30, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	June 30, 2020	December 31, 2019	Term	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 31, 2022 (1)	2.30%	One-month LIBOR
CCH Interest Rate Forward Start Derivatives	$250 million	$250 million	September 30, 2020 (2)	2.05%	Three-month LIBOR
CCH Interest Rate Forward Start Derivatives	$500 million	$500 million	December 31, 2020 (2)	2.06%	Three-month LIBOR

(1)    Represents the maturity date.

(2)	Represents the effective date. These forward start derivatives have terms of 10 years with a mandatory termination date consistent with the effective date.

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	June 30, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheets Location
Derivative liabilities	$(100)	$(102)	$(202)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(91)	—	(91)	(49)	—	(49)
Total derivative liabilities	$(191)	$(102)	$(293)	$(81)	$(8)	$(89)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CCH Interest Rate Derivatives loss	$(15)	$(67)	$(138)	$(102)
CCH Interest Rate Forward Start Derivatives loss	(10)	(7)	(95)	(7)

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

The forward notional for our Liquefaction Supply Derivatives was approximately 3,094 TBtu and 3,153 TBtu as of June 30, 2020 and December 31, 2019, respectively, of which 91 TBtu and 120 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	June 30, 2020	December 31, 2019
Derivative assets	$108	$74
Derivative assets—related party	5	3
Non-current derivative assets	159	61
Non-current derivative assets—related party	2	2
Total derivative assets	274	140

Derivative liabilities	(21)	(6)
Non-current derivative liabilities	(69)	(86)
Total derivative liabilities	(90)	(92)

Derivative asset, net	$184	$48

(1)
Does not include collateral posted with counterparties by us of zero and $5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and six months ended June 30, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives loss	LNG revenues	$(10)	$(1)	$(10)	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(18)	3	153	11
Liquefaction Supply Derivatives gain (loss)	Cost of sales—related party	1	(1)	2	(3)

(1)
Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of June 30, 2020
CCH Interest Rate Derivatives	$(191)	$—	$(191)
CCH Interest Rate Forward Start Derivatives	(102)	—	(102)
Liquefaction Supply Derivatives	283	(9)	274
Liquefaction Supply Derivatives	(92)	2	(90)
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	145	(5)	140
Liquefaction Supply Derivatives	(98)	6	(92)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 7—OTHER NON-CURRENT ASSETS

As of June 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Advances and other asset conveyances to third parties to support LNG terminal	$20	$19
Operating lease assets	7	7
Tax-related payments and receivables	3	3
Information technology service prepayments	3	3
Advances made under EPC and non-EPC contracts	—	14
Contract assets, net	32	—
Other	8	10
Total other non-current assets, net	$73	$56

NOTE 8—ACCRUED LIABILITIES

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Interest costs and related debt fees	$8	$8
Accrued natural gas purchases	71	132
Liquefaction Project costs	42	192
Other	27	38
Total accrued liabilities	$148	$370

NOTE 9—DEBT

As of June 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Long-term debt
7.000% Senior Secured Notes due 2024 (“2024 CCH Senior Notes”)	$1,250	$1,250
5.875% Senior Secured Notes due 2025 (“2025 CCH Senior Notes”)	1,500	1,500
5.125% Senior Secured Notes due 2027 (“2027 CCH Senior Notes”)	1,500	1,500
3.700% Senior Secured Notes due 2029 (“2029 CCH Senior Notes”)	1,500	1,500
4.80% Senior Secured Notes due 2039 (“4.80% CCH Senior Notes”)	727	727
3.925% Senior Secured Notes due 2039 (“3.925% CCH Senior Notes”)	475	475
CCH Credit Facility	3,283	3,283
Unamortized debt issuance costs	(129)	(142)
Total long-term debt, net	10,106	10,093

Current debt
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	141	—
Total debt, net	$10,247	$10,093

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2020 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	3,283	141
Commitments terminated	6,687	—
Letters of credit issued	—	392
Available commitment	$—	$667

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	1.93%	1.43%
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

As of June 30, 2020, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total interest cost	$119	$138	$248	$271
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(29)	(65)	(59)	(186)
Total interest expense, net of capitalized interest	$90	$73	$189	$85

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes (1)	$5,750	$6,282	$5,750	$6,329
4.80% CCH Senior Notes (2)	727	841	727	830
3.925% CCH Senior Notes (2)	475	502	475	495
Credit facilities (3)	3,424	3,424	3,283	3,283

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues (1)	$620	$119	$963	$131
LNG revenues—affiliate	44	182	234	275
Total revenues from customers	664	301	1,197	406
Net derivative losses (2)	(10)	(1)	(10)	—
Total revenues	$654	$300	$1,187	$406

(1)
LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and six months ended June 30, 2020 included $299 million and $336 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $200 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $37 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.

(2)	See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2020	2019
Contract assets, net	$32	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.9	10	$33.6	11
LNG revenues—affiliate	1.0	13	1.0	13
Total revenues	$33.9		$34.6

(1)	The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:

(1)	We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.

(2)
The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 18% and 46% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2020 and 2019, respectively, and approximately 24% and 46% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2020 and 2019 were related to variable consideration received from customers.

We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching a final investment decision on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and will be included in the transaction price above when the conditions are considered probable of being met.

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$38	$182	$228	$275
Contracts for Sale and Purchase of Natural Gas and LNG	6	—	6	—
Total LNG revenues—affiliate	44	182	234	275

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	2	—	8	—

Cost of sales—related party
Natural Gas Supply Agreement	25	26	48	36

Operating and maintenance expense—affiliate
Services Agreements	25	16	45	21

Operating and maintenance expense—related party
Agreements with Midship Pipeline	2	—	2	—

General and administrative expense—affiliate
Services Agreements	5	2	10	3

We had $20 million and $27 million due to affiliates as of June 30, 2020 and December 31, 2019, respectively, under agreements with affiliates, as described below.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Cheniere Marketing Agreements

CCL has a fixed price SPA with Cheniere Marketing (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA for approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of June 30, 2020 and December 31, 2019, CCL had zero and $57 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

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

Natural Gas Supply Agreement

CCL has entered into a natural gas supply contract to obtain feed gas for the operation of the Liquefaction Project through March 2022 with a related party in the ordinary course of business. CCL recorded $25 million and $26 million in cost of sales—related party during the three months ended June 30, 2020 and 2019, respectively and $48 million and $36 million in cost of sales—related party during the six months ended June 30, 2020 and 2019, respectively, under this contract. Of this amount, $8 million and $3 million was included in accrued liabilities—related party as of June 30, 2020 and December 31, 2019, respectively. CCL also has recorded derivative assets—related party of $5 million and $3 million as of June 30, 2020 and December 31, 2019, respectively, and non-current derivative assets—related party of $2 million as of both June 30, 2020 and December 31, 2019, related to this contract.

Agreements with Midship Pipeline

CCL has entered into a transportation precedent agreement and a negotiated rate agreement with Midship Pipeline Company, LLC (“Midship Pipeline”) to secure firm pipeline transportation capacity for a period of 10 years beginning in May 2020. In March 2020, we along with CCL, entered into a guaranty agreement whereby we will absolutely and irrevocably guarantee CCL’s obligation under the transportation precedent agreement with Midship Pipeline. CCL recorded $2 million in operating and maintenance expense—related party during both the three and six months ended June 30, 2020 and $1 million of accrued liabilities—related party as of June 30, 2020 under this agreement.

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

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Facilities. The total annual lease payment is $0.6 million, and the terms of the agreements range from three to seven years.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $313 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	32%	38%	39%	34%	22%	38%
Customer B	10%	—%	12%	—%	14%	—%
Customer C	19%	—%	17%	—%	12%	39%
Customer D	10%	19%	11%	17%	*	—%
Customer E	14%	—%	*	—%	13%	—%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$179	$—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $29 million and $269 million as of June 30, 2020 and 2019, respectively.

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
All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2019 and our quarterly report on Form 10-Q for the quarterly period ending March 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.

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

We are currently operating two Trains and one additional Train is undergoing commissioning for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project, once fully constructed, will contain three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Operational

•	As of July 31, 2020, more than 150 cumulative LNG cargoes totaling over 10 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
Financial

•
In May 2020, the date of first commercial delivery was reached under the 20-year SPAs with PT Pertamina (Persero), Naturgy LNG GOM, Limited, Woodside Energy Trading Singapore Pte Ltd, Iberdrola, S.A. and Électricité de France, S.A. relating to Train 2 of the Liquefaction Project.

•	In August 2020, Moody’s Investors Service upgraded its rating of our senior secured debt from Ba1 (Positive Outlook) to Baa3.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 5% during the six months ended June 30, 2020 compared to the comparable period of 2019, we expect to potentially see year-over-year declines in some future months as reduced economic activity affects LNG demand and high storage inventory levels reduce the need for imports. The robust LNG supply additions over the past several years, along with warmer winters and now strict virus containment measures, have exerted downward pressure on global gas prices. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, averaged $1.76 during the three months ended June 30, 2020, 60% lower than the comparable period of 2019, while the Japan Korean Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, averaged $2.68 during the three months ended June 30, 2020, 50% lower than the comparable period of 2019. As a result of the weaker LNG market environment, as well as customer-specific variables, we have recently experienced an increase in the number of LNG cargoes for which our customers have notified us they will not take delivery. While this may impact our expected LNG production, we do not expect it to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and six months ended June 30, 2020, we recognized $299 million and $336 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they would not take delivery, of which $200 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in certain cases moderate, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. As of June 30, 2020, we have incurred approximately $26 million of such costs.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	101	80
Available commitments under the following credit facilities:
CCH Credit Facility	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	667	729

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the Liquefaction Project, commissioning one additional Train and constructing an additional marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the Liquefaction Project. We completed construction of Trains 1 and 2 of the Liquefaction Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the Liquefaction Project, including the related infrastructure, as of June 30, 2020:

Train 3
Overall project completion percentage	90.5%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	83.2%
Construction	77.5%
Expected date of substantial completion	1H 2021

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
An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 108 Bcf/yr of natural gas, for a total Liquefaction Project export of 875.16 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. DOE’s authorization for FTA countries has been granted. The DOE application for non-FTA countries is currently pending before the DOE.
Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) with nine third parties for Trains 1 through 3 of the Liquefaction Project. Under these SPAs, the customers will purchase LNG from CCL on a FOB basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.4 billion for Trains 1 and 2 and further increasing to approximately $1.8 billion following the substantial completion of Train 3 of the Liquefaction Project.

In addition, Cheniere Marketing International LLP (“Cheniere Marketing”) has agreements with CCL to purchase: (1) approximately 15 TBtu per annum of LNG with an approximate term of 23 years, (2) any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option and (3) approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing (“IPM”) gas supply agreement between CCL and EOG.
Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of June 30, 2020, CCL had secured up to approximately 2,935 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

A portion of the natural gas feedstock transactions for CCL are IPM transactions, in which the natural gas producers are paid based on a global gas market price less a fixed liquefaction fee and certain costs incurred by us.

Construction

CCL entered into separate lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of Trains 1 through 3 of the Liquefaction Project under which Bechtel charges a lump sum for all work performed and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel may cause CCL to enter into a change order, or CCL agrees with Bechtel to a change order.

The total contract price of the EPC contract for Train 3, which is currently under construction, is approximately $2.4 billion, reflecting amounts incurred under change orders through June 30, 2020. As of June 30, 2020, we have incurred $2.2 billion under this contract.
Capital Resources

We expect to finance the construction costs of the Liquefaction Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at June 30, 2020 and December 31, 2019 (in millions):

	June 30,	December 31,
	2020	2019
Senior notes (1)	$6,952	$6,952
Credit facilities outstanding balance (2)	3,424	3,283
Letters of credit issued (2)	392	471
Available commitments under credit facilities (2)	667	729
Total capital resources from borrowings and available commitments (3)	$11,435	$11,435

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

CCH Senior Notes

The CCH Senior Notes are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and CCP GP (each a “Guarantor” and collectively, the “Guarantors”). The indentures governing the CCH Senior Notes contain customary terms and events of default and certain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; make certain investments or pay dividends or distributions on membership interests or subordinated indebtedness or purchase, redeem or retire membership interests; sell or transfer assets, including membership or partnership interests of our restricted subsidiaries; restrict dividends or other payments by restricted subsidiaries to us or any of our restricted subsidiaries; incur liens; enter into transactions with affiliates; dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of the properties or assets of us and our restricted subsidiaries taken as a whole; or permit any Guarantor to dissolve, liquidate, consolidate, merge, sell or lease all or substantially all of its properties and assets. The covenants included in the respective indentures that govern the CCH Senior Notes are subject to a number of important limitations and exceptions.

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
The Guarantors’ guarantees are full and unconditional, subject to certain release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of all or substantially all of the capital stock or the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the indentures governing the CCH Senior Notes (the “CCH Indentures”), (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indentures and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. In the event of a default in payment of the principal or interest by us, whether at maturity of the CCH Senior Notes or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the Guarantors to enforce the guarantee.

The rights of holders of the CCH Senior Notes against the Guarantors may be limited under the U.S. Bankruptcy Code or federal or state fraudulent transfer or conveyance law. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of the Guarantors. Moreover, this provision may not be effective to protect the guarantee from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.

Summarized financial information about us and the Guarantors as a group (the “Obligor Group”) is omitted herein because such information would not be materially different from our Consolidated Financial Statements.

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

The security interests in our assets and the assets of the CCH Guarantors are subject to release provisions including (1) upon satisfaction and discharge of the CCH Indentures, (2) upon the legal defeasance or covenant defeasance with respect to the applicable CCH Senior Notes or (3) upon payment in full in cash of the applicable CCH Senior Notes and all other related obligations that are outstanding, due and payable at the time the CCH Senior Notes are paid full in cash; and in accordance with the Common Security and Account Agreement governing the parties to the CCH Senior Notes.

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of both June 30, 2020 and December 31, 2019, we had no available commitments and $3.3 billion of loans outstanding under the CCH Credit Facility.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of June 30, 2020 and December 31, 2019, we had $667 million and $729 million of available commitments, $392 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of June 30, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $313 million of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Restrictive Debt Covenants

As of June 30, 2020, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the six months ended June 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2020	2019
Operating cash flows	$87	$(53)
Investing cash flows	(352)	(842)
Financing cash flows	286	885

Net increase (decrease) in cash, cash equivalents and restricted cash	21	(10)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$101	$279
Operating Cash Flows

Operating cash flows during the six months ended June 30, 2020 and 2019 were net inflows of $87 million and net outflows of $53 million, respectively. The increase in operating cash net inflows was primarily due to increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively, and from increased revenues related to LNG cargoes for which customers have notified us that they will not take delivery.

Investing Cash Flows

Investing cash net outflows during the six months ended June 30, 2020 and 2019 were $352 million and $842 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the six months ended June 30, 2020 were $286 million, primarily as a result of:

•	$141 million of borrowings under the CCH Working Capital Facility; and

•	$145 million of equity contributions from Cheniere.

Financing cash net inflows during the six months ended June 30, 2019 were $885 million, primarily as a result of:

•	$982 million of borrowings under the CCH Credit Facility;

•	$390 million of borrowings and $558 million of repayments under the CCH Working Capital Facility; and

•	$72 million of equity contributions from Cheniere.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the six months ended June 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the six months ended June 30, 2020 and 2019:

Our consolidated net income was $156 million in the three months ended June 30, 2020, compared to net loss of $189 million in the three months ended June 30, 2019. This $345 million increase in net income in 2020 was primarily the result of accelerated revenues recognized from LNG cargoes for which customers have notified us that they will not take delivery and increased income from operations due to an additional Train in operation.

Our consolidated net income was $105 million in the six months ended June 30, 2020, compared to net loss of $260 million in the six months ended June 30, 2019. This $365 million increase in net income in 2020 was primarily the result of increased income from operations due to an additional Train in operation and accelerated revenues recognized from LNG cargoes for which the customers have notified us that they will not take delivery, which were partially offset by increased interest rate derivative loss, net and interest expense, net of capitalized interest.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$610	$118	$492	$953	$131	$822
LNG revenues—affiliate	44	182	(138)	234	275	(41)
Total revenues	$654	$300	$354	$1,187	$406	$781

LNG volumes recognized as revenues (in TBtu)	71	56	15	199	77	122

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Trains 1 and 2 in February 2019 and August 2019, respectively. The additional Train in operation between the periods resulted in additional revenue from the increased volume of LNG sold. LNG revenues during the three and six months ended June 30, 2020 also included $299 million and $336 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $200 million would have otherwise been recognized subsequent to June 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended June 30, 2020 excluded $37 million that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. As we have recognized accelerated revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, we may expect decreased revenues in future periods for which the deliveries would have occurred. We expect our LNG revenues to increase in the future upon Train 3 of the Liquefaction Project becoming operational.

Also included in LNG revenues are gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery and the sale of unutilized natural gas procured for the liquefaction process. We recognized revenues of $44 million and $51 million during the three months ended June 30, 2020 and 2019, respectively, and $51 million and $64 million during the six months ended June 30, 2020 and 2019, respectively, related to derivative instruments and other revenues from these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended June 30, 2019, we realized offsets to LNG terminal costs of $8 million corresponding to 3 TBtu of LNG that were related to the sale of commissioning cargoes. During the six months ended June 30, 2019, we realized offsets to LNG terminal costs of $82 million corresponding to 18 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and six months ended June 30, 2020.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$140	$180	$(40)	$189	$239	$(50)
Cost of sales—affiliate	2	—	2	8	—	8
Cost of sales—related party	25	26	(1)	48	36	12
Operating and maintenance expense	95	61	34	184	93	91
Operating and maintenance expense—affiliate	25	16	9	45	21	24
Operating and maintenance expense—related party	2	—	2	2	—	2
Development expense	—	1	(1)	—	1	(1)
General and administrative expense	2	1	1	4	3	1
General and administrative expense—affiliate	5	2	3	10	3	7
Depreciation and amortization expense	86	57	29	170	79	91
Total operating costs and expenses	$382	$344	$38	$660	$475	$185

Our total operating costs and expenses increased between the three and six months ended June 30, 2020 and 2019, primarily as a result of higher depreciation and amortization expense as a result of an additional Train in operation between the periods and costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment, partially offset by decreased costs of sales.

Cost of sales (including affiliate and related party) decreased between the three months ended June 30, 2020 and 2019, primarily due to decreased pricing of natural gas feedstock, which was partially offset by increased volume related to our LNG sales and a decrease in the fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to an unfavorable shift in long-term forward prices relative to our hedge position between the periods. Cost of sales (including affiliate and related party) decreased between the six months ended June 30, 2020 and 2019, primarily related to an increase in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to relative shifts in long-term forward prices relative to our hedged position and decreased pricing of natural gas feedstock, partially offset by the increase in the volume of natural gas feedstock related to our LNG sales due to an additional Train in operation between the periods. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process.

Operating and maintenance expense primarily includes costs associated with operating and maintaining the Liquefaction Project. Additionally, operating and maintenance expense (including affiliate) includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment, which was the primary reason for the increase between the three months ended June 30, 2020 and 2019 and also contributed to the increase between the six months ended June 30, 2020 and 2019. Operating and maintenance expense (including affiliate) also increased between the three and six months ended June 30, 2020 and 2019 due to increased third-party service and maintenance contract costs, increased natural gas transportation and storage capacity demand charges and increased payroll and benefit costs of operations personnel, generally as a result of an additional Train in operation between the periods. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.
Depreciation and amortization expense increased during the three and six months ended June 30, 2020 from the comparable period in 2019 as a result of commencing operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$90	$73	$17	$189	$85	$104
Interest rate derivative loss, net	25	74	(49)	233	109	124
Other expense (income), net	1	(2)	3	—	(3)	3
Total other expense	$116	$145	$(29)	$422	$191	$231

Interest expense, net of capitalized interest, increased between the three and six months ended June 30, 2020 and 2019, primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization due to the commencement of operations at the Liquefaction Project, partially offset by lower interest costs as a result of refinancing a portion of the outstanding balance under the CCH Credit Facility and lower interest rates. We incurred $119 million and $138 million of total interest cost, of which we capitalized $29 million and $65 million, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project during the three months ended June 30, 2020 and 2019, respectively. We incurred $248 million and $271 million of total interest cost, of which we capitalized $59 million and $186 million, which was primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project during the six months ended June 30, 2020 and 2019, respectively.

Interest rate derivative loss, net decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. Interest rate derivative loss, net increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$184	$40	$48	$63

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“CCH Interest Rate Derivatives”) and to hedge against changes in interest rates that could impact our anticipated future issuance of debt (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward one-month LIBOR curve across the remaining terms of the CCH Interest Rate Derivatives and CCH Interest Rate Forward Start Derivatives as follows (in millions):

	June 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(191)	$2	$(81)	$19
CCH Interest Rate Forward Start Derivatives	(102)	7	(8)	15

See Note 6—Derivative Instruments for additional details about our derivative instruments.

ITEM 4.	CONTROLS AND PROCEDURES

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

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ending March 31, 2020.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00031 Tank B Isolation of Proposed 4th In-Tank LNG Pump (Post Start-Up of Tank B) - EPC, dated April 1, 2020, (ii) the Change Order CO-00032 Train 3 Thermowell Upgrades, dated April 3, 2020, (iii) the Change Order CO-00033 Tank B Rundown Line (Part 2) Development Costs, dated April 29, 2020 and (iv) the Change Order CO-00034 Train 3 UPS Modification of MV Motors, dated May 21, 2020 (Portions of this exhibit have been omitted)

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Registration Report on Form S-4 (SEC File No. 333-215435), filed on July 14, 2020)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 5, 2020	By:	/s/ Michael J. Wortley
Michael J. Wortley
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)