Form 10-Q
period 2020-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2020-11-06
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Note: The registrant was a voluntary filer until September 24, 2020. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	145	80
Accounts and other receivables, net	117	58
Accounts receivable—affiliate	36	57
Advances to affiliate	103	115
Inventory	82	69
Derivative assets	81	74
Derivative assets—related party	1	3
Other current assets	27	15
Total current assets	592	471

Property, plant and equipment, net	12,713	12,507
Debt issuance and deferred financing costs, net	12	15
Non-current derivative assets	195	61
Non-current derivative assets—related party	—	2
Other non-current assets, net	77	56
Total assets	$13,589	$13,112

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$9	$7
Accrued liabilities	315	370
Accrued liabilities—related party	13	3
Current debt	248	—
Due to affiliates	30	27
Derivative liabilities	121	46
Other current liabilities	1	—
Other current liabilities—affiliate	—	1
Total current liabilities	737	454

Long-term debt, net	10,117	10,093
Non-current derivative liabilities	147	135
Other non-current liabilities	10	11
Other non-current liabilities—affiliate	—	1

Member’s equity	2,578	2,418
Total liabilities and member’s equity	$13,589	$13,112

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
LNG revenues	$337	$220	$1,290	$351
LNG revenues—affiliate	106	167	340	442
Total revenues	443	387	1,630	793

Operating costs and expenses
Cost of sales (excluding items shown separately below)	180	302	369	541
Cost of sales—affiliate	16	2	24	2
Cost of sales—related party	29	23	77	59
Operating and maintenance expense	91	63	275	156
Operating and maintenance expense—affiliate	23	15	68	36
Operating and maintenance expense—related party	2	—	4	—
Development expense	—	—	—	1
General and administrative expense	1	2	5	5
General and administrative expense—affiliate	5	4	15	7
Depreciation and amortization expense	86	67	256	146
Impairment expense and loss on disposal of assets	1	—	1	—
Total operating costs and expenses	434	478	1,094	953

Income (loss) from operations	9	(91)	536	(160)

Other income (expense)
Interest expense, net of capitalized interest	(89)	(90)	(278)	(175)
Loss on modification or extinguishment of debt	(9)	(14)	(9)	(14)
Interest rate derivative loss, net	—	(78)	(233)	(187)
Other income, net	1	—	1	3
Total other expense	(97)	(182)	(519)	(373)

Net income (loss)	$(88)	$(273)	$17	$(533)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Net loss	(51)	(51)
Balance at March 31, 2020	2,367	2,367
Capital contributions	145	145
Net income	156	156
Balance at June 30, 2020	2,668	2,668
Distributions	(2)	(2)
Net loss	(88)	(88)
Balance at September 30, 2020	$2,578	$2,578

Three and Nine Months Ended September 30, 2019
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2018	$2,081	$2,081
Net loss	(71)	(71)
Balance at March 31, 2019	2,010	2,010
Capital contributions	72	72
Net loss	(189)	(189)
Balance at June 30, 2019	1,893	1,893
Capital contributions	331	331
Net loss	(273)	(273)
Balance at September 30, 2019	$1,951	$1,951

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$17	$(533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	256	146
Amortization of discount and debt issuance costs	16	10
Loss on modification or extinguishment of debt	9	14
Total losses on derivatives, net	93	289
Total losses on derivatives, net—related party	3	4
Net cash provided by (used for) settlement of derivative instruments	(146)	4
Impairment expense and loss on disposal of assets	1	—
Other	(1)	1
Changes in operating assets and liabilities:
Accounts receivable	(59)	(44)
Accounts receivable—affiliate	21	(49)
Advances to affiliate	16	(37)
Inventory	(13)	(38)
Accounts payable and accrued liabilities	78	186
Accrued liabilities—related party	11	2
Due to affiliates	7	9
Other, net	(47)	(5)
Other, net—affiliate	(1)	—
Net cash provided by (used in) operating activities	261	(41)

Cash flows from investing activities
Property, plant and equipment, net	(583)	(1,255)
Other	(4)	(2)
Net cash used in investing activities	(587)	(1,257)

Cash flows from financing activities
Proceeds from issuances of debt	910	2,189
Repayments of debt	(656)	(1,446)
Debt issuance and deferred financing costs	(8)	(5)
Capital contributions	145	403
Net cash provided by financing activities	391	1,141

Net increase (decrease) in cash, cash equivalents and restricted cash	65	(157)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$145	$132

Balances per Consolidated Balance Sheet:

September 30,
2020
Cash and cash equivalents	$—
Restricted cash	145
Total cash, cash equivalents and restricted cash	$145

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

Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2020.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, we had $145 million and $80 million of current restricted cash, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of September 30, 2020 and December 31, 2019, accounts and other receivables, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Trade receivable	$74	$44
Other accounts receivable	43	14
Total accounts and other receivables	$117	$58

NOTE 4—INVENTORY

As of September 30, 2020 and December 31, 2019, inventory consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Natural gas	$7	$7
LNG	11	6
Materials and other	64	56
Total inventory	$82	$69

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property, plant and equipment, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$10,172	$10,027
LNG site and related costs	276	276
LNG terminal construction-in-process	2,739	2,425
Accumulated depreciation	(483)	(232)
Total LNG terminal costs, net	12,704	12,496
Fixed assets
Fixed assets	21	19
Accumulated depreciation	(12)	(8)
Total fixed assets, net	9	11
Property, plant and equipment, net	$12,713	$12,507

The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Depreciation expense	$85	$67	$255	$146
Offsets to LNG terminal costs (1)	—	74	—	156

(1)    We realize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project during the testing phase for its construction.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:
•interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our amended and restated credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”) and
•commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(165)	$—	$(165)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	—	—	—	—	(8)	—	(8)
Liquefaction Supply Derivatives asset	—	—	174	174	3	10	35	48

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2020 and December 31, 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$174	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.557) - $0.050 / $(0.068)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	56% - 165% / 118%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)     Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance, beginning of period	$173	$6	$35	$(4)
Realized and mark-to-market gains (losses):
Included in cost of sales	28	(124)	196	(117)
Purchases and settlements:
Purchases	(4)	17	(2)	18
Settlements	(23)	(1)	(55)	1
Balance, end of period	$174	$(102)	$174	$(102)
Change in unrealized gains (losses) relating to instruments still held at end of period	$28	$(124)	$196	$(117)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Rate Derivatives

In August 2020, we settled the outstanding CCH Interest Rate Forward Start Derivatives used to hedge against changes in the interest rates of our debt.

As of September 30, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	September 30, 2020	December 31, 2019	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.7 billion	$4.5 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the fair value and location of our Interest Rate Derivatives on our Consolidated Balance Sheets (in millions):

	September 30, 2020			December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Total
Consolidated Balance Sheets Location
Derivative liabilities	$(99)	$—	$(99)	$(32)	$(8)	$(40)
Non-current derivative liabilities	(66)	—	(66)	(49)	—	(49)
Total derivative liabilities	$(165)	$—	$(165)	$(81)	$(8)	$(89)

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative loss, net on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
CCH Interest Rate Derivatives loss	$—	$(17)	$(138)	$(119)
CCH Interest Rate Forward Start Derivatives loss	—	(61)	(95)	(68)

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 11 years, some of which commence upon the satisfaction of certain conditions precedent.

The forward notional for our Liquefaction Supply Derivatives was approximately 3,249 TBtu and 3,153 TBtu as of September 30, 2020 and December 31, 2019, respectively, of which 74 TBtu and 120 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value and location of our Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
Consolidated Balance Sheets Location	September 30, 2020	December 31, 2019
Derivative assets	$81	$74
Derivative assets—related party	1	3
Non-current derivative assets	195	61
Non-current derivative assets—related party	—	2
Total derivative assets	277	140

Derivative liabilities	(22)	(6)
Non-current derivative liabilities	(81)	(86)
Total derivative liabilities	(103)	(92)

Derivative asset, net	$174	$48

(1)    Does not include collateral posted with counterparties by us of $8 million and $5 million for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Liquefaction Supply Derivatives gain	LNG revenues	$14	$—	$4	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(17)	(114)	136	(103)
Liquefaction Supply Derivatives loss	Cost of sales—related party	(5)	(1)	(3)	(4)

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

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
Offsetting Derivative Assets (Liabilities)
As of September 30, 2020
CCH Interest Rate Derivatives	$(165)	$—	$(165)
Liquefaction Supply Derivatives	279	(2)	277
Liquefaction Supply Derivatives	(118)	15	(103)
As of December 31, 2019
CCH Interest Rate Derivatives	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives	(8)	—	(8)
Liquefaction Supply Derivatives	145	(5)	140
Liquefaction Supply Derivatives	(98)	6	(92)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—OTHER NON-CURRENT ASSETS

As of September 30, 2020 and December 31, 2019, other non-current assets, net consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Advances and other asset conveyances to third parties to support LNG terminal	$21	$19
Operating lease assets	6	7
Tax-related payments and receivables	3	3
Information technology service prepayments	3	3
Advances made under EPC and non-EPC contracts	2	14
Contract assets, net	36	—
Other	6	10
Total other non-current assets, net	$77	$56

NOTE 8—ACCRUED LIABILITIES

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Interest costs and related debt fees	$101	$8
Accrued natural gas purchases	129	132
Liquefaction Project costs	45	192
Other	40	38
Total accrued liabilities	$315	$370

NOTE 9—DEBT

As of September 30, 2020 and December 31, 2019, our debt consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Long-term debt:
3.520% to 7.000% senior secured notes due through 2039 and CCH Credit Facility	$10,240	$10,235
Unamortized debt issuance costs	(123)	(142)
Total long-term debt, net	10,117	10,093

Current debt:
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	249	—
Unamortized premium, discount and debt issuance costs, net	(1)	—
Total current debt	248	—

Total debt, net	$10,365	$10,093

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Issuances

The following table shows the issuances of debt during the nine months ended September 30, 2020:

	Maturity Date	Interest Rate	Principal Amount Issued (in millions)
Three Months Ended September 30, 2020
3.52% Senior Secured Notes due 2039 (the “3.52% Senior Secured Notes”) (1)	December 31, 2039	3.52%	$769

Nine Months Ended September 30, 2020 total			$769

(1)Proceeds of the 3.52% Senior Secured Notes were used to repay a portion of the outstanding borrowing under the CCH Credit Facility, pay costs associated with certain interest rate derivative instruments that were unwound and pay certain fees, costs and expenses incurred in connection with these transactions. The repayment of the CCH Credit Facility resulted in the recognition of debt extinguishment costs of $9 million for the three and nine months ended September 30, 2020 relating to the write off of unamortized debt discounts and issuance costs.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2020 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	2,627	141
Commitments terminated	7,343	—
Letters of credit issued	—	293
Available commitment	$—	$766

Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	1.90%	1.41%
Maturity date	June 30, 2024	June 29, 2023

(1)We prepaid $656 million of outstanding borrowings under the CCH Credit Facility during the three and nine months ended September 30, 2020 using proceeds from the issuance of the 3.52% Senior Secured Notes.

Restrictive Debt Covenants

As of September 30, 2020, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total interest cost	$117	$137	$365	$408
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(28)	(47)	(87)	(233)
Total interest expense, net of capitalized interest	$89	$90	$278	$175

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$5,750	$6,384	$5,750	$6,329
Senior notes — Level 3 (2)	1,971	2,144	1,202	1,325
Credit facilities (3)	2,768	2,768	3,283	3,283

(1)The Level 2 estimated fair value was based on quotes obtained from broker-dealers or market makers of these senior notes and other similar instruments.
(2)The Level 3 estimated fair value was calculated based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, including interest rates based on debt issued by parties with comparable credit ratings to us and inputs that are not observable in the market.
(3)The Level 3 estimated fair value approximates the principal amount because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues (1)	$323	$220	$1,286	$351
LNG revenues—affiliate	106	167	340	442
Total revenues from customers	429	387	1,626	793
Net derivative gains (2)	14	—	4	—
Total revenues	$443	$387	$1,630	$793

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. LNG revenues during the three and nine months ended September 30, 2020 included $62 million and $398 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $26 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $200 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)    See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2020	2019
Contract assets, net	$36	$—

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.8	10	$33.6	11
LNG revenues—affiliate	1.0	12	1.0	13
Total revenues	$33.8		$34.6

(1)    The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected delivery duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 31% and 42% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2020 and 2019, respectively, and approximately 26% and 43% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2020 and 2019, respectively, were related to variable consideration received from customers.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
LNG revenues—affiliate
Cheniere Marketing Agreements	$106	$161	$334	$436
Contracts for Sale and Purchase of Natural Gas and LNG	—	6	6	6
Total LNG revenues—affiliate	106	167	340	442

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	16	2	24	2

Cost of sales—related party
Natural Gas Supply Agreement	29	23	77	59

Operating and maintenance expense—affiliate
Services Agreements	23	15	68	36

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	2	—	4	—

General and administrative expense—affiliate
Services Agreements	5	4	15	7

We had $30 million and $27 million due to affiliates as of September 30, 2020 and December 31, 2019, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has a fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”) (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA for approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of September 30, 2020 and December 31, 2019, CCL had $36 million and $57 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

Train 3 Commissioning Letter Agreement

Under the Cheniere Marketing Base SPA, CCL entered into a letter agreement with Cheniere Marketing for the sale of commissioning cargoes from Train 3 of the Liquefaction Project. Under the agreement, CCL is required to pay Cheniere Marketing a one-time shipping fee of $1 million within 10 days after the first day of commissioning, as notified by us.

Facility Swap Agreement

We have entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Natural Gas Supply Agreement

CCL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain feed gas for the operation of the Liquefaction Project through March 2022. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $13 million and $3 million, derivative assets—related party of $1 million and $3 million and non-current derivative assets—related party of zero and $2 million as of September 30, 2020 and December 31, 2019, respectively, related to this agreement.

Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years beginning in May 2020. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $1 million and zero as of September 30, 2020 and December 31, 2019, respectively, related to this agreement.

Agreements with Cheniere Corpus Christi Liquefaction Stage III, LLC

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

CCL also has an agreement with Midship Pipeline Company, LLC that allows them to sell and purchase natural gas with each other.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $182 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

NOTE 12—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Customer A	17%	61%	33%	51%	*	38%
Customer B	*	—%	*	—%	23%	—%
Customer C	14%	29%	16%	18%	31%	39%
Customer D	*	*	*	12%	—	—%
Customer E	12%	—%	*	—%	—	—%
Customer F	13%	—%	*	—%	*	—%

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for interest, net of amounts capitalized	$192	$137
Non-cash distributions to affiliates for conveyance of assets	2	—

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $52 million and $215 million as of September 30, 2020 and 2019, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
•statements that we expect to commence or complete construction of our proposed LNG terminal, liquefaction facilities, pipeline facilities or other projects, or any expansions or portions thereof, by certain dates, or at all;
•statements regarding future levels of domestic and international natural gas production, supply or consumption or future levels of LNG imports into or exports from North America and other countries worldwide or purchases of natural gas, regardless of the source of such information, or the transportation or other infrastructure or demand for and prices related to natural gas, LNG or other hydrocarbon products;
•statements regarding any financing transactions or arrangements, or our ability to enter into such transactions;
•statements relating to the construction of our Trains and pipeline, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
•statements regarding any SPA or other agreement to be entered into or performed substantially in the future, including any revenues anticipated to be received and the anticipated timing thereof, and statements regarding the amounts of total natural gas liquefaction or storage capacities that are, or may become, subject to contracts;
•statements regarding counterparties to our commercial contracts, construction contracts, and other contracts;
•statements regarding our planned development and construction of additional Trains and pipelines, including the financing of such Trains and pipelines;
•statements that our Trains, when completed, will have certain characteristics, including amounts of liquefaction capacities;
•statements regarding our business strategy, our strengths, our business and operation plans or any other plans, forecasts, projections, or objectives, including anticipated revenues, capital expenditures, maintenance and operating costs and cash flows, any or all of which are subject to change;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions;
•statements regarding the outbreak of COVID-19 and its impact on our business and operating results, including any customers not taking delivery of LNG cargoes, the ongoing credit worthiness of our contractual counterparties, any disruptions in our operations or construction of our Trains and the health and safety of Cheniere’s employees, and on our customers, the global economy and the demand for LNG; and
•any other statements that relate to non-historical or future information.
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

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Liquidity and Capital Resources
•Results of Operations
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

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

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-Q include the following:
Strategic
•In August 2020, we entered into an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (i) 115% of the applicable natural gas feedstock purchase price or (ii) a free-on-board U.S. Gulf Coast LNG market price, whichever is greater.
Operational
•As of October 31, 2020, more than 180 cumulative LNG cargoes totaling over 12 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In October 2020, feed gas was introduced to Train 3 of the Liquefaction Project.

Financial
•In May 2020, the date of first commercial delivery was reached under the 20-year SPAs with PT Pertamina (Persero), Naturgy LNG GOM, Limited, Woodside Energy Trading Singapore Pte Ltd, Iberdrola, S.A. and Électricité de France, S.A. relating to Train 2 of the Liquefaction Project.
•In August 2020, Moody’s Investors Service upgraded its rating of our senior secured debt from Ba1 (Positive Outlook) to Baa3.
•In August 2020, we issued an aggregate principal amount of approximately $769 million of 3.52% Senior Secured Notes due 2039 (the “3.52% CCH Senior Secured Notes”). The net proceeds of these notes were used to repay a portion of the outstanding borrowings under our amended and restated credit facility (the “CCH Credit Facility”), pay costs associated with certain interest rate derivative instruments that were settled and pay certain fees, costs and expenses incurred in connection with these transactions.

Impact of COVID-19 and Market Environment

The business environment in which we operate has been impacted by the recent downturn in the energy market as well as the outbreak of COVID-19 and its progression into a pandemic in March 2020. As a result of these developments, our growth estimates for LNG in 2020 have moderated from previous expectations. Annual LNG demand grew by approximately 13% in 2019 to approximately 360 mtpa. In a report published in the month of April 2020, IHS Markit projected LNG demand in 2020 to reach 363 mtpa, down from a pre-COVID-19 estimate of approximately 377 mtpa. This implies a year-over-year rate of growth of below 1% in 2020 compared to an implied pre-COVID-19 year-over-year growth estimate of approximately 5%. While worldwide demand increased by approximately 3% during the nine months ended September 30, 2020 compared to the comparable period of 2019, we continue to be cautiously optimistic on the outlook. Global economic indicators point to a start of a recovery in some parts of the world but risks from second waves of infections and re-instatement of lockdowns could exert bearish pressures on the market. LNG importers had to cope with strict virus containment measures throughout the first and second quarters of 2020, which negatively impacted gas and LNG demand and resulted in many buyers having to resort to extraordinary measures to manage LNG supply purchases and contractual commitments. Some of these measures included cargo deferrals and cancellations. As the market started to rebalance and storage inventories started to normalize, prices today have recovered from their second quarter lows. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled October at $4.23/MMBtu, which is $3.09/MMBtu higher than the June 2020 settlement. The Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled October at $4.31/MMBtu, which is $2.25/MMBtu higher than its July price posting. The number of LNG cargoes for which customers have notified us that they will not take delivery have reduced from this summer, a sign that the market is continuing to adjust and rebalance towards equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2020, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes in relation to which they have exercised their contractual right to cancel. As such, during the three and nine months ended September 30, 2020, we recognized $62 million and $398 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they would not take delivery, of which $26 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $200 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, enforced prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. We have incurred approximately $5 million and $30 million of such costs during the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	145	80
Available commitments under the following credit facilities:
CCH Credit Facility	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	766	729

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and one marine berth at the Liquefaction Project, commissioning one additional Train and constructing an additional marine berth. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the Liquefaction Project. We completed construction of Trains 1 and 2 of the Liquefaction Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the Liquefaction Project, including the related infrastructure, as of September 30, 2020:

Train 3
Overall project completion percentage	96.7%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	98.2%
Construction	91.1%
Expected date of substantial completion	1Q 2021

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries and to non-FTA countries through December 31 ,2050, up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas.

An application was filed in September 2019 to authorize additional exports from the Liquefaction Project to FTA countries for a 25-year term and to non-FTA countries for a 20-year term in an amount up to the equivalent of approximately 108 Bcf/yr of natural gas, for a total Liquefaction Project export of 875.16 Bcf/yr. The terms of the authorizations are requested to commence on the date of first commercial export from the Liquefaction Project of the volumes contemplated in the application. In April 2020, the DOE issued an order authorizing CCL to export to FTA countries related to this application, for which the term was subsequently extended through December 31, 2050, but has not yet issued an order authorizing CCL to export to non-FTA countries for the corresponding LNG volume. A corresponding application for authorization to increase the total LNG production capacity of the Liquefaction Project from the currently authorized level to approximately 875.16 Bcf/yr was also submitted to the FERC and is currently pending.

Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 19 years (plus extension rights) with nine third parties for Trains 1 through 3 of the Liquefaction Project. Under these SPAs, the customers will purchase LNG from CCL on a FOB basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

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
Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2020, CCL had secured up to approximately 3,026 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 11 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently under construction, is approximately $2.4 billion, reflecting amounts incurred under change orders through September 30, 2020. As of September 30, 2020, we have incurred $2.3 billion under this contract.

Capital Resources

    We expect to finance the construction costs of the Liquefaction Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at September 30, 2020 and December 31, 2019 (in millions):

	September 30,	December 31,
	2020	2019
Senior notes (1)	$7,721	$6,952
Credit facilities outstanding balance (2)	2,768	3,283
Letters of credit issued (2)	293	471
Available commitments under credit facilities (2)	766	729
Total capital resources from borrowings and available commitments (3)	$11,548	$11,435

(1)Includes 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and the 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).
(2)Includes CCH Credit Facility and CCH Working Capital Facility.
(3)Does not include additional borrowings or contributions by our indirect parents which may be used for the Liquefaction Project.

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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. There were no available commitments under the CCH Credit Facility as of both September 30, 2020 and December 31, 2019. We had $2.6 billion and $3.3 billion of loans outstanding under the CCH Credit Facility as of September 30, 2020 and December 31, 2019, respectively.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2020 and December 31, 2019, we had $766

million and $729 million of available commitments, $293 million and $471 million aggregate amount of issued letters of credit and $141 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

    Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $182 million of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Restrictive Debt Covenants

As of September 30, 2020, we were in compliance with all covenants related to our debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by the end of 2021. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders and counterparties to pursue any amendments to our debt and derivative agreements that are currently subject to LIBOR and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2020 and 2019 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2020	2019
Operating cash flows	$261	$(41)
Investing cash flows	(587)	(1,257)
Financing cash flows	391	1,141

Net increase (decrease) in cash, cash equivalents and restricted cash	65	(157)
Cash, cash equivalents and restricted cash—beginning of period	80	289
Cash, cash equivalents and restricted cash—end of period	$145	$132
Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2020 and 2019 were net inflows of $261 million and net outflows of $41 million, respectively. The increase in operating cash net inflows was primarily due to increased cash receipts from the sale of LNG cargoes, as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Investing Cash Flows

Investing cash net outflows during the nine months ended September 30, 2020 and 2019 were $587 million and $1,257 million, respectively, and were primarily used to fund the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Financing Cash Flows

Financing cash net inflows during the nine months ended September 30, 2020 were $391 million, primarily as a result of:
•issuance of an aggregate principal amount of $769 million of the 3.52% CCH Senior Secured Notes, which the proceeds were partly used to repay a portion of the outstanding borrowings under the CCH Credit Facility;
•$141 million of borrowings and $656 million of repayments under the CCH Working Capital Facility;
•$9 million of debt issuance costs related to the issuance of the 3.52% CCH Senior Secured Notes; and
•$145 million of equity contributions from Cheniere.

Financing cash net inflows during the nine months ended September 30, 2019 were $1,141 million, primarily as a result of:
•$981 million of borrowings and $797 million of repayments under the CCH Credit Facility;
•$481 million of borrowings and $649 million of repayments under the CCH Working Capital Facility;
•issuance of an aggregate principal amount of $727 million of the 4.80% Senior Secured Notes due 2039 (the “4.80% CCH Senior Notes”), which was used to prepay a portion of the outstanding balance of the CCH Credit Facility;
•$5 million of debt issuance costs primarily related to up-front fees paid upon the closing of the 4.80% CCH Senior Notes; and
•$403 million of equity contributions from Cheniere.

Results of Operations

The following charts summarize the number of Trains that were in operation during the year ended December 31, 2019 and the nine months ended September 30, 2020 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the nine months ended September 30, 2020 and 2019:

Trains in Operation

CCL Train 1
CCL Train 2
2019
2020
Q1
Q2
Q3
Q4
Q1
Q2
Q3

Our consolidated net loss was $88 million for the three months ended September 30, 2020, compared to net loss of $273 million in the three months ended September 30, 2019. This $185 million decrease in net loss in 2020 was primarily the result of (1) additional LNG volume available to be sold from additional Trains that have reached substantial completion between the periods, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes, (2) decreased losses on commodity derivatives to secure natural gas feedstock for the Liquefaction Project and (3) decreased interest rate derivative losses, partially offset by the impact of prior period elections by our long-term SPA customers to exercise their contractual right to not take delivery of LNG cargoes that were scheduled to be delivered this quarter.

Our consolidated net income was $17 million for the nine months ended September 30, 2020, compared to net loss of $533 million in the nine months ended September 30, 2019. This $550 million increase in net income in 2020 was primarily the result of increased income from operations due to additional Trains in operation and increased gains on commodity derivatives to secure natural gas feedstock for the Liquefaction Project, which was partially offset by increased interest expense, net of capitalized interest and increased interest rate derivative losses.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2020	2019	Change	2020	2019	Change
LNG revenues	$337	$220	$117	$1,290	$351	$939
LNG revenues—affiliate	106	167	(61)	340	442	(102)
Total revenues	$443	$387	$56	$1,630	$793	$837

LNG volumes recognized as revenues (in TBtu)	65	87	(22)	264	164	100

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Trains 1 and 2 in February 2019 and August 2019, respectively. The additional Trains in operation between the periods resulted in additional revenue. LNG revenues during the three and nine months ended September 30, 2020 also included $62 million and $398 million, respectively, in revenues associated with LNG cargoes for which customers have notified us that they will not take delivery, of which $26 million would have otherwise been recognized subsequent to September 30, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2020 excluded $200 million in prior period cancellations that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the three months ended September 30, 2020 because we recognized accelerated revenues associated with LNG cargoes that were scheduled for delivery during the current quarter in the prior quarter, when the customers notified us that they will not take delivery of such cargoes. We expect our LNG revenues to increase in the future upon Train 3 of the Liquefaction Project becoming operational.

Also included in LNG revenues are the sale of unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $97 million and $9 million during the three months ended September 30, 2020 and 2019, respectively, and $148 million and $73 million during the nine months ended September 30, 2020 and 2019, respectively, related to these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended September 30, 2019, we realized offsets to LNG terminal costs of $74 million corresponding to 20 TBtu of LNG that were related to the sale of commissioning cargoes. During the nine months ended September 30, 2019, we realized offsets to LNG terminal costs of $156 million corresponding to 38 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three and nine months ended September 30, 2020.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Cost of sales	$180	$302	$(122)	$369	$541	$(172)
Cost of sales—affiliate	16	2	14	24	2	22
Cost of sales—related party	29	23	6	77	59	18
Operating and maintenance expense	91	63	28	275	156	119
Operating and maintenance expense—affiliate	23	15	8	68	36	32
Operating and maintenance expense—related party	2	—	2	4	—	4
Development expense	—	—	—	—	1	(1)
General and administrative expense	1	2	(1)	5	5	—
General and administrative expense—affiliate	5	4	1	15	7	8
Depreciation and amortization expense	86	67	19	256	146	110
Impairment expense and loss on disposal of assets	1	—	1	1	—	1
Total operating costs and expenses	$434	$478	$(44)	$1,094	$953	$141

Our total operating costs and expenses decreased between the three months ended September 30, 2020 and 2019, primarily as a result of decreased cost of sales from lower volumes and a slight decrease in pricing of natural gas feedstock. Operating costs and expenses increased between the nine months ended September 30, 2020 and 2019, primarily as a result of an additional Train in operating between the periods, increased depreciation and amortization expense and costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment, partially offset by decreased costs of sales.

Cost of sales (including affiliate and related party) decreased between the three and nine months ended September 30, 2020 from the three and nine months ended September 30, 2019 primarily as a result of increases in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to due to a favorable shift in long-term forward prices relative to our hedged position. Cost of sales (including affiliate and related party) also decreased during the three months ended September 30, 2020 due to a lower volumes and a slight decrease in pricing of natural gas feedstock, which was partially offset by increases in costs associated with sale of unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery. Decrease in cost of sales (including affiliate and related party) during the nine months ended September 30, 2020 was partially offset by increased cost of natural gas feedstock as a result of higher volume related to our LNG sales due to an additional Train in operation between the periods, but lower pricing. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliate and related party) increased between the three and nine months ended September 30, 2020 and 2019 due to increased third-party service and maintenance contract costs, increased natural gas transportation and storage capacity demand charges and increased payroll and benefit costs of operations personnel, generally as a result of an additional Train in operation between the periods. Additionally, operating and maintenance expense (including affiliate) during the three and nine months ended September 30, 2020 includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2020 from the comparable period in 2019 as a result of commencing operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Interest expense, net of capitalized interest	$89	$90	$(1)	$278	$175	$103
Loss on modification or extinguishment of debt	9	14	(5)	9	14	(5)
Interest rate derivative loss, net	—	78	(78)	233	187	46
Other income, net	(1)	—	(1)	(1)	(3)	2
Total other expense	$97	$182	$(85)	$519	$373	$146

Interest expense, net of capitalized interest increased between the nine months ended September 30, 2020 and 2019, primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization due to the commencement of operations at the Liquefaction Project, partially offset by lower interest costs as a result of refinancing a portion of the outstanding balance under the CCH Credit Facility and lower interest rates. We incurred $117 million and $137 million of total interest cost during the three months ended September 30, 2020 and 2019, respectively, of which we capitalized $28 million and $47 million, respectively, and we incurred $365 million and $408 million of total interest cost during the nine months ended September 30, 2020 and 2019, respectively, of which we capitalized $87 million and $233 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. Loss on modification or extinguishment of debt during three and nine months ended September 30, 2020 and 2019 was attributable to the prepayment of a portion of the outstanding balance of the CCH Credit Facility using proceeds from the issuance of senior notes or as part of Cheniere’s capital allocation framework.

Interest rate derivative loss, net decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods. Interest rate derivative loss, net increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$174	$62	$48	$63

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

	September 30, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(165)	$1	$(81)	$19
CCH Interest Rate Forward Start Derivatives	—	—	(8)	15

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
4.1
Indenture, dated as of August 20, 2020, among the Company, as issuer, and CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 21, 2020)

10.1*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00035 Spill Conveyance from Flare KO Drum Area, dated July 6, 2020, (ii) the Change Order CO-00036 Tie-Ins for Heavy Hydrocarbon Removal Modifications (E&P) Rev 1, dated August 5, 2020, (iii) the Change Order CO-00037 Train 3 PV-16002 Valve Trim Change - Rev 1, dated August 14, 2020, (iv) the Change Order CO-00038 Hot Oil Overpressure Relief, dated August 14, 2020, (v) the Change Order CO-00039 Supply of Nitrogen for Commissioning Units 16, 17 and Feed Gas, dated August 20, 2020 and (vi) the Change Order CO-00040 COVID-19 Impacts, dated September 15, 2020 (Portions of this exhibit have been omitted)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 5, 2020	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	November 5, 2020	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)