Form 10-K
period 2020-12-31
Cheniere Corpus Christi Holdings, LLC
filed 2021-02-24
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date: Not applicable
Documents incorporated by reference: None

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2020, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:
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
•statements regarding counterparties to our commercial contracts, construction contracts and other contracts;
•statements regarding our planned development and construction of additional Trains or pipelines, including the financing of such Trains or pipelines;
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
•any other statements that relate to non-historical or future information; and
•other factors described in Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We are currently operating two Trains and one additional Train is undergoing commissioning that is expected to be substantially completed in the first quarter of 2021, for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project, once fully constructed, will contain three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

Our Business Strategy

Our primary business strategy for the Liquefaction Project is to develop, construct and operate assets supported by long-term, fixed fee contracts. We plan to implement our strategy by:
•safely, efficiently and reliably maintaining and operating our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for seven of nine long-term SPA customers as of December 31, 2020;
•completing construction and commencing operation of Train 3 of the Liquefaction Project;
•making LNG available to our long-term SPA customers to generate steady and reliable revenues and operating cash flows;
•further expanding and/or optimizing the Liquefaction Project by leveraging existing infrastructure; and
•maintaining a prudent and cost-effective capital structure.

Our Liquefaction Project

We are currently operating two Trains and two marine berths at the Liquefaction Project and commissioning one additional Train that is expected to be substantially completed in the first quarter of 2021. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the Liquefaction Project. We completed construction of Trains 1 and 2 of the Liquefaction Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the Liquefaction Project, including the related infrastructure, as of December 31, 2020:

Train 3
Overall project completion percentage	99.6%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	99.9%
Construction	99.0%
Expected date of substantial completion	1Q 2021

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries and to non-FTA countries through December 31, 2050, up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of CCL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

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

The annual contracted cash flows from fixed fees of each buyer of LNG under CCL’s third-party SPAs that constitute more than 10% of CCL’s aggregate fixed fees under all its SPAs for Trains 1 through 3 of the Liquefaction Project are:
•approximately $410 million from Endesa S.A. (“Endesa”);
•approximately $280 million from PT Pertamina (Persero) (“Pertamina”); and
•approximately $270 million from Naturgy LNG GOM, Limited (formerly known as Gas Natural Fenosa LNG GOM, Limited) (“Naturgy”), which is guaranteed by Naturgy Energy Group, S.A. (formerly known as Gas Natural SDG S.A.).

The annual aggregate contracted cash flow from fixed fees for all of our other SPAs with third-parties is approximately $790 million.

In addition, Cheniere Marketing International LLP (“Cheniere Marketing”), has agreements with CCL to purchase: (1) approximately 15 TBtu per annum of LNG with an approximate term of 23 years, (2) any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option and (3) approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing (“IPM”) gas supply agreement between CCL and EOG.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2020	2019	2018
Endesa	31%	57%	—%
Pertamina	16%	23%	—%
Naturgy	14%	—%	—%

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2020, CCL had secured up to approximately 2,938 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently undergoing commissioning, is approximately $2.4 billion, reflecting amounts incurred under change orders through December 31, 2020. As of December 31, 2020, we have incurred $2.4 billion under this contract.

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

Federal Energy Regulatory Commission
The design, construction, operation, maintenance and expansion of the Liquefaction Project, the import or export of LNG and the purchase and transportation of natural gas in interstate commerce through the Corpus Christi Pipeline are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale for resale of natural gas in interstate commerce, to natural gas companies engaged in such transportation or sale and to the construction, operation, maintenance and expansion of LNG terminals and interstate natural gas pipelines.

 The FERC’s authority to regulate interstate natural gas pipelines and the services that they provide generally includes regulation of:

•rates and charges, and terms and conditions for natural gas transportation, storage and related services;
•the certification and construction of new facilities and modification of existing facilities;
•the extension and abandonment of services and facilities;
•the administration of accounting and financial reporting regulations, including the maintenance of accounts and records;
•the acquisition and disposition of facilities;
•the initiation and discontinuation of services; and
•various other matters.
Under the NGA, our pipeline is not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area.

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

In December 2014, the FERC issued an order granting CCL authorization under Section 3 of the NGA to site, construct and operate Trains 1 through 3 of the Liquefaction Project and issued a certificate of public convenience and necessity under Section 7(c) of the NGA authorizing construction and operation of the Corpus Christi Pipeline (the “December 2014 Order”). A party to the proceeding requested a rehearing of the December 2014 Order, and in May 2015, the FERC denied rehearing (the “Order Denying Rehearing”). The party petitioned the relevant Court of Appeals to review the December 2014 Order and the Order Denying Rehearing; that petition was denied on November 4, 2016. In June of 2018, CCL and CCP filed an application with the FERC for authorization under Section 3 of the NGA to site, construct and operate additional facilities for the liquefaction and export of domestically-produced natural gas (“Corpus Christi Stage 3”) at the existing Liquefaction Project and pipeline location, which is being developed by a wholly owned subsidiary of Cheniere that is not owned or controlled by us. In November 2019, the FERC authorized CCP to construct and operate the pipeline for Corpus Christi Stage 3. The order is not subject to appellate court review. In 2020, FERC authorized CCP to construct and operate a portion of Corpus Christi Stage 3 (Sinton Compressor Station Unit No. 1) on an interim basis independently from the remaining Corpus Christi Stage 3 facilities. Sinton Unit No. 1 received FERC approval for in-service in December 2020.

On September 27, 2019, CCL filed a request with the FERC pursuant to Section 3 of the NGA, requesting authorization to increase the total LNG production capacity of the terminal from currently authorized levels to an amount which reflects more accurately the capacity of the facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE.

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

Several other material governmental and regulatory approvals and permits will be required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of the Liquefaction Project, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.
DOE Export Licenses

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal as discussed in Our Liquefaction Project. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA applications for exports of natural gas to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest.

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

Other Governmental Permits, Approvals and Authorizations

Construction and operation of the Liquefaction Project requires additional permits, orders, approvals and consultations to be issued by various federal and state agencies, including the DOT, U.S. Army Corps of Engineers (“USACE”), U.S. Department of Commerce, National Marine Fisheries Service, U.S. Department of the Interior, U.S. Fish and Wildlife Service (the “FWS”), the U.S. Environmental Protection Agency (the “EPA”), U.S. Department of Homeland Security, the Texas Commission on Environmental Quality (“TCEQ”) and the Railroad Commission of Texas (“RRC”).

The USACE issues its permits under the authority of the Clean Water Act (“CWA”) (Section 404) and the Rivers and Harbors Act (Section 10) (the “Section 10/404 Permit”). The EPA administers the Clean Air Act (“CAA”), and has delegated authority to the TCEQ to issue the Title V Operating Permit (the “Title V Permit”) and the Prevention of Significant Deterioration Permit (the “PSD Permit”). These two permits are issued by the TCEQ.
Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. Most of the regulations are already in effect, while other rules and regulations, including the new rules on speculative position limits that were finalized by the CFTC on October 15, 2020, are in the process of being phased in. The full impact of the CFTC’s position limits rules is not yet known and these rules could have a significant impact on our business.

As required by provisions of the Dodd-Frank Act, the CFTC and federal banking regulators have adopted rules to require Swap Dealers (as defined in the Dodd-Frank Act), including those that are regulated financial institutions, to collect initial and/or variation margin with respect to uncleared swaps from their counterparties that are financial end users, registered swap dealers or major swap participants. These rules do not require collection of margin from non-financial-entity end users who qualify for the end user exception from the mandatory clearing requirement or from non-financial end users or certain other counterparties in certain instances. We qualify as a non-financial-entity end user with respect to the swaps that we enter into to hedge our commercial risks.

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
In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of greenhouse gas (“GHG”) emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent GHG emissions rulemaking. We are supportive of regulations reducing GHG emissions over time.

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

In August 2019, the FWS announced a series of changes to the rules implementing the ESA, including revisions to the regulations governing interagency cooperation, listing species and delisting critical habitat, and prohibitions related to threatened wildlife and plants, and in August and September 2020, the FWS proposed additional changes to its regulations for designating critical habitat. The revisions are intended to streamline these processes and create more flexibility for the FWS when making ESA-related decisions.
In addition, in January 2021, the FWS issued a final rule defining the scope of the MBTA to cover only actions intentionally directed at migratory birds, their nests or their eggs.

On January 20, 2021, President Biden issued an executive order directing the heads of all agencies to immediately review all regulatory actions taken between January 20, 2017 and January 20, 2021, including FWS regulations implementing the ESA and the MBTA and EPA regulations implementing the CWA and the Oil Pollution Act, which could result in stricter requirements with respect to endangered or threatened animal, fish and plant species and/or their designated habitats, migratory birds, wetlands or other natural resources

It is not possible at this time to predict how future regulations or legislation may address protection of species, habitats and wetlands and impact our business. However, we do not believe that our operations, or the construction and operations of our Liquefaction Project, will be materially and adversely affected by such regulatory actions.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal.  Players around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, hundreds of billions of dollars are being invested across Europe and Asia in natural gas projects under construction, and if we included planned commitments, the total would exceed $1 trillion. Some examples include India’s commitment to invest over $60 billion to drive its gas-based economy, Europe’s commitment of well over $100 billion in gas-fired power, import terminals and pipelines, and China’s hundreds of billions all along the natural gas value chain. We highlight regasification capacity, which will not only expand existing import capacities in rapidly growing markets like China and India, but also add new import markets all over the globe, raising the total to approximately 60 by 2030 from 43 today and just 15 markets as recently as 2005.

As a result of these dynamics, global demand for natural gas is projected by the International Energy Agency to grow by approximately 21 trillion cubic feet (“Tcf”) between 2019 and 2030 and 42 Tcf between 2019 and 2040. LNG’s share is seen growing from about 12% in 2019 to about 16% of the global gas market in 2030 and 19% in 2040.  Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 56%, from approximately 347 mtpa, or 16.6 Tcf, in 2019, to approximately 541 mtpa, or 26.0 Tcf, in 2030 and to 723 mtpa or 34.7 Tcf in 2040. WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 476 mtpa in 2030, declining to 381 mtpa in 2040. This will result in a market need for construction of an additional approximately 65 mtpa of LNG production by 2030 and about 343 mtpa by 2040.  As a cleaner burning fuel with far lower emissions than coal or liquid fuels in power generation, we expect gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG terminal business has limited exposure to the decline in oil prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  As of January 31, 2021, U.S. natural gas prices indicate that LNG exported from the U.S. continues to be competitively priced, supporting the opportunity for U.S. LNG to fill uncontracted future demand through the execution of long-term and medium-term contracting of LNG from our terminal.

Subsidiaries

Our assets are generally held by our subsidiaries. We conduct most of our business through these subsidiaries, including the development, construction and operation of our Liquefaction Project.

Employees

We have no employees. We have contracts with Cheniere and its subsidiaries for operations, maintenance and management services. As of January 31, 2021, Cheniere and its subsidiaries had 1,519 full-time employees, including 330 employees who directly supported the Liquefaction Project. See Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to CCL and CCP.

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

The risk factors in this report are grouped into the following categories:
•Risks Relating to Our Financial Matters; and
•Risks Relating to the Completion of Our Liquefaction Facilities and the Development and Operation of Our Business.

Risks Relating to Our Financial Matters

Our existing level of cash resources, operating cash flow and significant debt could cause us to have inadequate liquidity and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

As of December 31, 2020, we had no cash and cash equivalents, $70 million of current restricted cash and $10.5 billion of total debt outstanding on a consolidated basis (before unamortized debt issuance costs), excluding $293 million of outstanding letters of credit. We incur, and will incur, significant interest expense relating to the assets at the Liquefaction Project. Our ability to refinance our indebtedness will depend on our ability to access the capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs.
We have not always been profitable historically, and we have not historically had positive operating cash flow. We may not be able to achieve sustained profitability or generate positive operating cash flow in the future.

We had a net loss of $374 million for the year ended December 31, 2019, as well as net losses in prior years. In addition, our net cash flow used in operating activities was $396 million, $33 million and $61 million for the years ended December 31, 2020, 2019 and 2018, respectively. In the future, we may incur operating losses and experience negative operating cash flow. We may not be able to reduce costs, increase revenues or reduce our debt service obligations sufficiently to maintain our cash resources, which could cause us to have inadequate liquidity to continue our business.

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

The COVID-19 global pandemic and volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects.

The COVID-19 global pandemic has resulted in significant disruption globally. Actions taken by various governmental authorities, individuals and companies around the world to prevent the spread of COVID-19 have restricted travel, business operations, and the overall level of individual movement and in-person interaction across the globe. Additionally, recent disputes over production levels between members of the Organization of Petroleum Exporting Countries and other oil producing countries have resulted in increased volatility in oil and natural gas prices.

The extent, duration and magnitude of the COVID-19 pandemic’s effects will depend on future developments, all of which are highly uncertain and difficult to predict, including the impact of the pandemic on global and regional economies, travel, and economic activity, as well as actions taken by governments, businesses and individuals in response to the pandemic or any future resurgence. These developments include the impact of the COVID-19 pandemic on unemployment rates, the demand for oil and natural gas, levels of consumer confidence and the post-pandemic pace of recovery.

Many uncertainties remain with respect to the COVID-19 pandemic, and we continue to monitor the rapidly evolving situation. The COVID-19 pandemic alone or coupled with continued volatility in the energy markets may materially and adversely affect our business, financial condition, operating results, cash flow, liquidity and prospects or have the effect of heightening many of the other risks described herein. The extent to which our business, contracts, financial condition, operating results, cash flow, liquidity and prospects are affected by the COVID-19 global pandemic or volatility in the energy markets will depend on various factors beyond our control and are highly uncertain, including the duration and scope of the outbreak, decreased demand for LNG and the resulting economic effects of the COVID-19 global pandemic.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2020, we had SPAs with nine third-party customers. We are dependent on each customer’s continued willingness and ability to perform its obligations under its SPA. We are exposed to the credit risk of any guarantor of these customers’ obligations under their respective agreements in the event that we must seek recourse under a guaranty. As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers. Additionally, some customers have indicated to us that COVID-19 has impacted their operations and/or may impact their operations in the future. Some of our SPA customers’ primary countries of business have experienced a significant number of COVID-19 cases and/or have been subject to government imposed lockdown or quarantine measures. Although we believe that impacts of the COVID-19 pandemic on LNG regasification facilities, downstream markets and broader energy demand do not constitute valid force majeure claims under our FOB LNG SPAs, if any significant customer fails to perform its obligations under its SPA, our business, contracts, financial condition, operating results, cash flow, liquidity and prospects could be materially and adversely affected, even if we were ultimately successful in seeking damages from that customer or its guarantor, if any, for a breach of the agreement.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Federal, state and local governments have enacted various measures to try to contain the outbreak of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. Our facilities at the Corpus Christi LNG terminal are critical infrastructure and have continued to operate during the outbreak, which means that Cheniere must keep its employees who operate our facilities safe and minimize unnecessary risk of exposure to the virus. In response, Cheniere has taken extra precautionary measures to protect the continued safety and welfare of its employees who continue to work at our facilities and have modified certain business and workforce practices, such as implementing work from home policies where appropriate, but there can be no assurances that these measures will prevent any outbreak. Furthermore, the measures taken to prevent an outbreak at our facilities have resulted in increased costs and it is unclear how long such increased costs will continue to be incurred. If a large number of Cheniere’s employees in those critical facilities were to contract COVID-19 at the same time, our operations could be adversely affected and it is unclear how long such increased costs will continue to be incurred.

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

To reduce our exposure to fluctuations in (1) changing interest rates and (2) commodity-related marketing and price risks, we enter into derivative financial instruments, including futures, swaps and option contracts. To the extent we hedge our exposure to commodity price or interest rate exposures, we forego the benefits we would otherwise experience if commodity prices or interest rates were to change favorably to our hedged position. Hedging arrangements could also expose us to risk of financial loss in some circumstances, including when:
•expected supply is less than the amount hedged or is otherwise imperfect;
•the counterparty to the hedging contract defaults on its contractual obligations; or
•there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.
Our use of derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets with changes in the fair value resulting from fluctuations in the underlying commodity prices or hedged item recognized in earnings, unless they satisfy criteria for, and we elect, the normal purchases and sales exception or hedge accounting treatment. All of our derivative financial instruments do not qualify for these exceptions from fair value reporting through earnings. As a result, our quarterly and annual results are subject to significant fluctuations caused by changes in fair value, including circumstances in which there is no underlying economic impact yet realized.

The use of derivatives also may require the posting of cash collateral with counterparties, which can impact working capital when commodity prices or interest rates change.

The regulatory and other provisions of the Dodd-Frank Act and the rules adopted thereunder and other regulations could adversely affect our ability to hedge risks associated with our business and our operating results and cash flows.

The provisions of the Dodd-Frank Act and the rules adopted by the CFTC, the SEC and other federal regulators establishing federal regulation of the OTC derivatives market and entities like us that participate in that market may adversely affect our ability to manage certain of our risks on a cost effective basis. Such laws and regulations may also adversely affect our ability to execute our strategies with respect to hedging our exposure to variability in expected future cash flows attributable to the future sale of our LNG inventory and to price risk attributable to future purchases of natural gas to be utilized as fuel to operate our LNG terminal and to secure natural gas feedstock for our liquefaction facilities.

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

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “CEI Equity Contribution Agreement”), pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of December 31, 2020, we have received $703 million in contributions under the CEI Equity Contribution Agreement and Cheniere has posted $124 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the CEI Equity Contribution Agreement after the commitments under the Term Loan Facility have been reduced to zero and to the extent certain cash flows from operations of the Liquefaction Project are unavailable to fund Liquefaction Project costs.

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

The COVID-19 pandemic and the resulting actions taken by governmental and regulatory authorities to prevent the spread of COVID-19 may cause a slow-down in the construction of one or more Trains. Our EPC contractor has advised us of voluntary proactive measures it is taking to protect employees and to mitigate risks associated with COVID-19, however, it has not indicated that there will be any changes to the project cost or schedule and is still performing its obligations under its EPC contract. While the construction of Train 3 is continuing, if there was a major outbreak of COVID-19 at any construction site or the implementation of restrictions by the government that prevented construction for an extended period, we could experience significant delays in the construction of one or more Trains.
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

The ability of Bechtel and our other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
•design and engineer each Train to operate in accordance with specifications;
•engage and retain third-party subcontractors and procure equipment and supplies;
•respond to difficulties such as equipment failure, delivery delays, schedule changes and failure to perform by subcontractors, some of which are beyond their control;
•attract, develop and retain skilled personnel, including engineers;
•post required construction bonds and comply with the terms thereof;
•manage the construction process generally, including coordinating with other contractors and regulatory agencies; and
•maintain their own financial condition, including adequate working capital.
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

The PHMSA requires pipeline operators to develop integrity management programs to comprehensively evaluate certain areas along their pipelines and to take additional measures to protect pipeline segments located in “high consequence areas” where a leak or rupture could potentially do the most harm. As an operator, we are required to:
•perform ongoing assessments of pipeline integrity;
•identify and characterize applicable threats to pipeline segments that could impact a “high consequence area”;
•improve data collection, integration and analysis;
•repair and remediate the pipeline as necessary; and
•implement preventative and mitigating actions.
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

Hurricane Harvey in 2017 caused temporary suspension in construction of our Liquefaction Project and caused minor damage to our Liquefaction Project. In August 2020, we entered into an arrangement with our affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Corpus Christi LNG terminal or at our affiliate’s terminal. During the year ended December 31, 2020, 17 TBtu was loaded at our facilities for our affiliate pursuant to this agreement. Future storms and related storm activity and collateral effects, or other disasters such as explosions, fires, floods or accidents, could result in damage to, or interruption of operations at, the Corpus Christi LNG terminal or related infrastructure, as well as delays or cost increases in the construction and the development of the Liquefaction Project or our other facilities and increases in our insurance premiums. The U.S. Global Change Research Program has reported that the U.S.’s energy and transportation systems are expected to be increasingly disrupted by climate change and extreme weather events. An increase in frequency and severity of extreme weather events such as storms, floods, fires and rising sea levels could have an adverse effect on our operations.
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

Cheniere is developing up to seven midscale Trains with an expected total production capacity of approximately 10 mtpa of LNG adjacent to the Liquefaction Project, along with a second natural gas pipeline. If these entities ultimately construct these Trains and facilities or any additional Trains or facilities, they would not be part of the Liquefaction Project but CCL and CCP may nevertheless enter into sharing arrangements with the entities owning those Trains and related facilities that would involve sharing the use and capacity of each other’s land and facilities, including pooling of capacity of Trains, sharing of common facilities, such as storage tanks and berths, and use of capacity of the pipeline facilities, to the extent permitted under the Common Terms Agreement and the CCH Indentures. CCL and CCP also may transfer and/or amend previously-obtained permits and other authorizations or applications such that they may be used by those entities. As future arrangements that would only be fully determined if the circumstances arise, there is uncertainty as to the full scope and impact of these sharing arrangements. The CCH Indentures require us to meet certain conditions in respect of such sharing arrangements. These sharing arrangements would be subject to quiet enjoyment rights for CCL, CCP and the owner of the other Train(s). The nature of these sharing arrangements could limit the ability of the security trustee under the Common Security and Account Agreement to take certain enforcement action against the security interest in substantially all of our assets and the assets of our current and any future guarantors in respect of which quiet enjoyment rights have been granted to a third party.

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

As of January 31, 2021, Cheniere and its subsidiaries had 1,519 full-time employees, including 330 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate liquefaction facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the liquefaction facility operated by SPL, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers or other general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. Any increase in our operating costs could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Our Liquefaction Project is subject to the risk of LNG price competition at times when we need to replace any existing SPA, whether due to natural expiration, default or otherwise, or enter into new SPAs. Factors relating to competition may prevent us from entering into a new or replacement SPA on economically comparable terms as existing SPAs, or at all. Such an event could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Factors which may negatively affect potential demand for LNG from our Liquefaction Project are diverse and include, among others:
•increases in worldwide LNG production capacity and availability of LNG for market supply;
•increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our Liquefaction Project;
•decreases in the cost of competing sources of natural gas or alternate fuels such as coal, heavy fuel oil and diesel;
•decreases in the price of non-U.S. LNG, including decreases in price as a result of contracts indexed to lower oil prices;
•increases in capacity and utilization of nuclear power and related facilities; and
•displacement of LNG by pipeline natural gas or alternate fuels in locations where access to these energy sources is not currently available.
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

Our LNG business and the development of domestic LNG facilities and projects generally is based on assumptions about the future availability and price of natural gas and LNG and the prospects for international natural gas and LNG markets. Natural gas and LNG prices have been, and are likely to continue to be, volatile and subject to wide fluctuations in response to one or more of the following factors:
•competitive liquefaction capacity in North America;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including extreme weather events and temperature volatility resulting from climate change;
•reduced demand and lower prices for natural gas;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;
•cost improvements that allow competitors to offer LNG regasification services or provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources such as coal, oil, nuclear, hydroelectric, wind and solar energy, which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in natural gas producing regions;
•sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;

•adverse relative demand for LNG compared to other markets, which may decrease LNG imports into or exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.
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

The construction and operation of our LNG terminal and liquefaction facilities are and will be subject to the inherent risks associated with these types of operations, including explosions, breakdowns or failures of equipment, operational errors by vessel or tug operators, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

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

As of December 31, 2020, Trains 1 and 2 of the Liquefaction Project had reached substantial completion and were placed into operation, and Train 3 was undergoing commissioning. As more fully discussed in these Risk Factors, the Liquefaction Project faces operational risks, including the following:
•the facilities performing below expected levels of efficiency;
•breakdown or failures of equipment;
•operational errors by vessel or tug operators;
•operational errors by us or any contracted facility operator;
•labor disputes; and
•weather-related interruptions of operations.

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

Commercial development of an LNG facility takes a number of years, requires a substantial capital investment and may be delayed by factors such as:
•increased construction costs;
•economic downturns, increases in interest rates or other events that may affect the availability of sufficient financing for LNG projects on commercially reasonable terms;
•decreases in the price of LNG, which might decrease the expected returns relating to investments in LNG projects;
•the inability of project owners or operators to obtain governmental approvals to construct or operate LNG facilities;
•political unrest or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns; and
•any significant explosion, spill or similar incident involving an LNG facility or LNG vessel.

There may be impediments to the transport of LNG, such as shortages of LNG vessels worldwide or operational impacts on LNG shipping, including maritime transportation routes, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The construction and delivery of LNG vessels require significant capital and long construction lead times. Additionally, the availability of LNG vessels and transportation costs could be impacted to the detriment of our business and our customers because of:
•an inadequate number of shipyards constructing LNG vessels and a backlog of orders at these shipyards;
•shortages of or delays in the receipt of necessary construction materials;
•political or economic disturbances;
•changes in governmental regulations or maritime self-regulatory organizations;
•work stoppages or other labor disturbances;
•bankruptcy or other financial crisis of shipbuilders or shipowners;
•quality or engineering problems;
•disruptions to maritime transportation routes; and
•weather interference or a catastrophic event, such as a major earthquake, tsunami or fire.
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

In 2009, the EPA promulgated and finalized the Mandatory Greenhouse Gas Reporting Rule requiring annual reporting of GHG emissions from stationary sources in a variety of industries. In 2010, the EPA expanded the rule to include reporting obligations for LNG terminals. In addition, the EPA has defined GHG emissions thresholds that would subject GHG emissions from new and modified industrial sources to regulation if the source is subject to PSD Permit requirements due to its emissions of non-GHG criteria pollutants. While the EPA subsequently took a number of additional actions primarily relating to GHG emissions from the electric power generation and the oil and gas exploration and production industries, those rules were largely stayed or repealed during the Trump Administration including by amendments adopted by the EPA on February 23, 2018 and additional amendments to new source performance standards for the oil and gas industry on September 14 and 15, 2020. On January 20, 2021, President Biden issued an executive order directing the EPA to consider publishing for notice and comment a proposed rule suspending, revising, or rescinding the September 2020 rule, which could result in more stringent GHG emissions rulemaking. In addition, other federal and state initiatives may be considered in the future to address GHG emissions through, for example, United States treaty commitments, direct regulation, market-based regulations such as a carbon emissions tax or cap-and-trade programs, or clean energy standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminal, or could increase compliance costs for our operations. We are supportive of regulations reducing GHG emissions over time.

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

Substantially all of our anticipated revenue in 2021 will be dependent upon the Liquefaction Project. Due to our lack of asset and geographic diversification, an adverse development at the Liquefaction Project or in the LNG industry would have a significantly greater impact on our financial condition and operating results than if we maintained more diverse assets and operating areas.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data set forth below are derived from our audited consolidated and combined financial data for the periods indicated (in millions). The financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statement of Operations Data:
Revenues	$2,529	$1,405	$—	$—	$—
Income (loss) from operations	671	75	(22)	(19)	(6)
Interest expense, net of capitalized interest	(365)	(278)	—	—	—
Net income (loss)	63	(374)	6	(49)	(85)

	December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Property, plant and equipment, net	$12,853	$12,507	$11,139	$8,261	$6,077
Total assets	13,640	13,112	11,720	8,660	6,636
Current debt	269	—	—	—	—
Long-term debt, net	10,101	10,093	9,246	6,669	5,082

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Our discussion and analysis includes the following subjects:
•Overview of Business
•Overview of Significant Events
•Impact of COVID-19 and Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations
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

We are currently operating two Trains and one additional Train is undergoing commissioning that is expected to be substantially completed in the first quarter of 2021, for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project, once fully constructed, will contain three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

Overview of Significant Events

Our significant events since January 1, 2020 and through the filing date of this Form 10-K include the following:
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
Operational
•As of February 19, 2021, more than 225 cumulative LNG cargoes totaling over 15 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In December 2020, CCL commenced shipment of LNG commissioning cargoes from Train 3 of the Liquefaction Project.

Financial
•In May 2020, the date of first commercial delivery was reached under the 20-year SPAs with PT Pertamina (Persero), Naturgy LNG GOM, Limited, Woodside Energy Trading Singapore Pte Ltd, Iberdrola Generación España, S.A.U. (assigned by Iberdrola, S.A.) and Électricité de France, S.A. relating to Train 2 of the Liquefaction Project.
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

Impact of COVID-19 and Market Environment

The LNG business environment in 2020 was impacted by the coronavirus pandemic and its economic ramifications. Lockdown measures across the globe reduced economic activity and resulted in lower energy needs throughout most of the year. However, LNG demand proved relatively resilient as compared to other hydrocarbons, showing an annual gain of approximately 1.4%, or 5 MT, to 364 MT in 2020. While the economic recovery in Asia, and particularly in China, lifted LNG demand in the second half of the year, uncertainty about the pandemic’s track remains the primary near-term risk to LNG trade. A slow return towards normal is expected to occur in the coming months, depending on the speed of vaccine rollout within regions, vaccine effectiveness against mutations and the speed and shape of economic recovery across the LNG importing nations. The continued improvements in global economic indicators seen in the fourth quarter is encouraging especially in China, which represents one of the key countries for LNG demand growth.

In the fourth quarter of 2020, natural gas and LNG spot prices significantly increased in line with the increase in economic activity and with seasonal norms. After falling to all-time lows in the second quarter, global LNG price benchmarks have made an impressive climb and exited the year at the highest levels since March 2019. As an example, the Dutch Title Transfer Facility (“TTF”), a virtual trading point for natural gas in the Netherlands, settled December at $5.08/MMBtu, $3.94/MMBtu higher than its June 2020 settlement. Similarly, the Japan Korea Marker (“JKM”), an LNG benchmark price assessment for spot physical cargoes delivered ex-ship into certain key markets in Asia, settled December at $6.90/MMBtu, which is $4.84/MMBtu higher than its all-time low July 2020 settlement. Record-low winter temperatures, supply outages and transportation bottlenecks contributed to drive JKM prices up to all-time highs by mid-January 2021. In a projection published in July 2020, IHS Markit estimated LNG demand to reach 383 MT in 2021, implying a return to higher growth in 2021.

We have limited exposure to the fluctuations in oil and LNG spot prices as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements linked to a Henry Hub price. For this reason, we do not expect price fluctuations to have a material impact on our forecasted financial results for 2021.

The number of LNG cargoes for which customers notified us that they would not take delivery has reduced from this summer, a sign that the market is continuing to adjust and rebalance toward equilibrium. We do not expect these events to have a material adverse impact on our forecasted financial results for 2021, due to the highly contracted nature of our business and the fact that customers continue to be obligated to pay fixed fees for cargoes with respect to which they have exercised their contractual right to cancel. As such, during the year ended December 31, 2020, we recognized $435 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $38 million would have been recognized subsequent to December 31, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. We experienced decreased revenues during the year ended December 31, 2020 associated with LNG cargoes that were scheduled for delivery for which customers notified us that they would not take delivery of such cargoes.

In addition, in response to the COVID-19 pandemic, Cheniere has modified certain business and workforce practices to protect the safety and welfare of its employees who continue to work at its facilities and offices worldwide, as well as implemented certain mitigation efforts to ensure business continuity. In March 2020, Cheniere began consulting with a medical advisor, and implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. In April 2020, Cheniere began providing temporary housing for its workforce for our facilities, implemented temperature testing, incorporated medical and social workers to support employees, implemented prior self-isolation and screening for temporary housing and implemented marine operations with zero contact during loading activities. These measures have resulted in increased costs. While response measures continue to evolve and in most cases have moderated or ceased, we expect Cheniere to incur incremental operating costs associated with business continuity and protection of its workforce until the risks associated with the pandemic diminish. We have incurred approximately $31 million of such costs during the year ended December 31, 2020.

Results of Operations

The following charts summarize the number of Trains that were in operation during the years ended December 31, 2020, 2019 and 2018 and total revenues and total LNG volumes loaded (including both operational and commissioning volumes) for the respective periods:

Trains in Operation
Train 1
Train 2
2018
2019
2020

Our consolidated net income was $63 million for the year ended December 31, 2020, compared to net loss of $374 million in the year ended December 31, 2019. This $437 million decrease in net loss in 2020 was primarily the result of increased income from operations due to additional Trains in operation, which was partially offset by increased losses on commodity derivatives to secure natural gas feedstock for the Liquefaction Project, increased interest rate derivative losses and increased interest expense, net of capitalized interest.

Our consolidated net loss was $374 million in the year ended December 31, 2019, compared to net income of $6 million in the year ended December 31, 2018. This $381 million decrease in net income in 2019 was primarily the result of increased interest expense, net of capitalized interest and derivative loss, net, which was partially offset by increased income from operations.

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

Revenues

	Year Ended December 31,
(in millions, except volumes)	2020	2019	Change	2018	Change
LNG revenues	$2,046	$679	$1,367	$—	$679
LNG revenues—affiliate	483	726	(243)	—	726
Total revenues	$2,529	$1,405	$1,124	$—	$1,405

LNG volumes recognized as revenues (in TBtu) (1)	410	286	124	—	286

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery.

2020 vs. 2019 and 2019 vs. 2018

We began recognizing LNG revenues from the Liquefaction Project following the substantial completion and the commencement of operating activities of Trains 1 and 2 in February 2019 and August 2019, respectively. The additional Trains in operation between the periods resulted in additional revenue. During the year ended December 31, 2020, we recognized $435 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $38 million would have been recognized subsequent to December 31, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. We expect our LNG revenues to increase in the future upon Train 3 of the Liquefaction Project becoming operational.

Also included in LNG revenues are the sale of unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $171 million, $83 million and zero during the years ended December 31, 2020, 2019 and 2018, respectively, related to these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the years ended years ended December 31, 2020, 2019 and 2018, we realized offsets to LNG terminal costs of $32 million, $156 million and $49 million corresponding to 6 TBtu, 38 TBtu and 7 TBtu of LNG, respectively, that were related to the sale of commissioning cargoes.

Operating costs and expenses

	Year Ended December 31,
(in millions)	2020	2019	Change	2018	Change
Cost of sales	$901	$691	$210	$—	$691
Cost of sales—affiliate	30	3	27	—	3
Cost of sales—related party	114	86	28	—	86
Operating and maintenance expense	347	242	105	—	242
Operating and maintenance expense—affiliate	90	59	31	4	55
Operating and maintenance expense—related party	6	—	6	—	—
Development expense	—	1	(1)	1	—
General and administrative expense	7	6	1	5	1
General and administrative expense—affiliate	20	11	9	2	9
Depreciation and amortization expense	342	231	111	10	221
Impairment expense and loss on disposal of assets	1	—	1	—	—
Total operating costs and expenses	$1,858	$1,330	$528	$22	$1,308

2020 vs 2019 and 2019 vs 2018

Our total operating costs and expenses increased during the year ended December 31, 2020 from the years ended December 31, 2019 and 2018, primarily as a result of additional Trains in operation between the periods, increased losses on commodity derivatives to secure natural gas feedstock for the Liquefaction Project and costs incurred during the year ended December 31, 2020 in response to the COVID-19 pandemic, as further described above in Impact of COVID-19 and Market Environment.

Cost of sales (including affiliate and related party) increased during the year ended December 31, 2020 from the years ended December 31, 2019 and 2018, primarily as a result of decreases in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project due to a unfavorable shift in long-term forward prices relative to our hedged position and increased cost of natural gas feedstock as a result of higher volume related to our LNG sales due to additional Trains in operation between the periods, but lower pricing. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliate and related party) increased during the year ended December 31, 2020 from the years ended December 31, 2019 and 2018, primarily due to increased natural gas transportation and storage capacity demand charges, increased third-party service and maintenance contract costs and increased payroll and benefit costs of operations personnel, generally as a result of an additional Trains in operation between the periods. Additionally, operating and maintenance expense (including affiliate) during the year ended December 31, 2020 includes costs incurred in response to the COVID-19 pandemic, as further described earlier in Impact of COVID-19 and Market Environment. Operating and maintenance (including affiliates) also includes insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during each of the years ended December 31, 2020 and 2019 as a result of commencing operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively, as the related assets began depreciating upon reaching substantial completion.

Other expense

	Year Ended December 31,
(in millions)	2020	2019	Change	2018	Change
Interest expense, net of capitalized interest	$365	$278	$87	$—	$278
Loss on modification or extinguishment of debt	9	41	(32)	15	26
Interest rate derivative loss (gain), net	233	134	99	(43)	177
Other expense (income), net	1	(4)	5	—	(4)
Total other expense	$608	$449	$159	$(28)	$477

2020 vs 2019 and 2019 vs 2018

Interest expense, net of capitalized interest increased during each of the years ended December 31, 2020 and 2019 compared to the year ended December 31, 2018, primarily as a result of a decrease in the portion of total interest costs that is eligible for capitalization due to the commencement of operations at the Liquefaction Project. We incurred $484 million, $539 million and $451 million of total interest cost during the years ended December 31, 2020, 2019 and 2018, respectively, of which we capitalized $119 million, $261 million and $451 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Loss on modification or extinguishment of debt decreased during the year ended December 31, 2020 as compared to the year ended December 31, 2019 and increased during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Loss on modification or extinguishment of debt in each of the years included the incurrence of fees paid to lenders, third party fees and write off of unamortized discount and debt issuance costs recognized upon refinancing our credit facilities with senior notes, paydown of our credit facilities as part of Cheniere’s capital allocation framework or upon amendment and restatement of our credit facilities.

Interest rate derivative loss, net increased during the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018, primarily due to an unfavorable shift in the long-term forward LIBOR curve between the periods.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	70	80
Available commitments under the following credit facilities:
CCH Credit Facility	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	767	729

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating two Trains and two marine berths at the Liquefaction Project and commissioning one additional Train that is expected to be substantially completed in the first quarter of 2021. We have received authorization from the FERC to site, construct and operate Trains 1 through 3 of the Liquefaction Project. We completed construction of Trains 1 and 2 of the Liquefaction Project and commenced commercial operating activities in February 2019 and August 2019, respectively. The following table summarizes the project completion and construction status of Train 3 of the Liquefaction Project, including the related infrastructure, as of December 31, 2020:

Train 3
Overall project completion percentage	99.6%
Completion percentage of:
Engineering	100.0%
Procurement	100.0%
Subcontract work	99.9%
Construction	99.0%
Expected date of substantial completion	1Q 2021

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries and to non-FTA countries through December 31, 2050, up to a combined total of the equivalent of 767 Bcf/yr (approximately 15 mtpa) of natural gas.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of CCL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

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

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.4 billion for Trains 1 and 2 and increasing to approximately $1.8 billion following the substantial completion of Train 3 of the Liquefaction Project.

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
Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of December 31, 2020, CCL had secured up to approximately 2,938 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

The total contract price of the EPC contract for Train 3, which is currently undergoing commissioning, is approximately $2.4 billion, reflecting amounts incurred under change orders through December 31, 2020. As of December 31, 2020, we have incurred $2.4 billion under this contract.

Capital Resources

    We expect to finance the construction costs of the Liquefaction Project from one or more of the following: operating cash flows from CCL and CCP, project debt and equity contributions from Cheniere. The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at December 31, 2020 and 2019 (in millions):

	December 31,
	2020	2019
Senior notes (1)	$7,721	$6,952
Credit facilities outstanding balance (2)	2,767	3,283
Letters of credit issued (2)	293	471
Available commitments under credit facilities (2)	767	729
Total capital resources from borrowings and available commitments (3)	$11,548	$11,435

(1)Includes the 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and the 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).
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

CCH Credit Facility

In May 2018, we amended and restated the CCH Credit Facility to increase total commitments under the CCH Credit Facility from $4.6 billion to $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. There were no available commitments under the CCH Credit Facility as of both December 31, 2020 and 2019. We had $2.6 billion and $3.3 billion of loans outstanding under the CCH Credit Facility as of December 31, 2020 and 2019, respectively.

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
CCH Working Capital Facility

In June 2018, we amended and restated the CCH Working Capital Facility to increase total commitments under the CCH Working Capital Facility from $350 million to $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of December 31, 2020 and 2019, we had $767 million and $729 million of available commitments, $293 million and $471 million aggregate amount of issued letters of credit and $140 million and zero of loans outstanding under the CCH Working Capital Facility, respectively.

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

    Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of December 31, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $124 million of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Restrictive Debt Covenants

As of December 31, 2020, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2020	2019	2018
Sources of cash, cash equivalents and restricted cash:
Net cash provided by (used in) operating activities	$396	$(33)	$(61)
Proceeds from issuances of debt	1,050	4,203	3,115
Capital contributions	145	711	324
Other	—	—	3
	$1,591	$4,881	$3,381

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(790)	$(1,517)	$(2,963)
Repayments of debt	(797)	(3,544)	(301)
Debt issuance and deferred financing costs	(8)	(16)	(46)
Debt extinguishment cost	—	(11)	(9)
Other	(6)	(2)	—
	(1,601)	(5,090)	(3,319)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10)	$(209)	$62
Operating Cash Flows

Operating cash flows during the years ended December 31, 2020, 2019 and 2018 were net inflows of $396 million and net outflows of $33 million and $61 million, respectively. The increase in operating cash net inflows was primarily due to additional LNG volume available to be sold as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project in February 2019 and August 2019, respectively, a portion of which the customers elected not to take delivery but were required to pay a fixed fee with respect to the contracted volumes. The decrease in operating cash net outflows in 2019 compared to 2018 was primarily due to increased cash receipts from the sale of LNG cargoes as a result of the commencement of operations of Trains 1 and 2 of the Liquefaction Project.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the year ended December 31, 2020, we issued an aggregate principal amount of $769 million of the 3.52% CCH Senior Secured Notes, which the proceeds were partly used to repay a portion of the outstanding borrowings under the CCH Credit Facility. We incurred $8 million of debt issuance costs primarily related to up-front fees paid upon the closing of this transaction. Additionally, borrowings of $281 million under the CCH Working Capital Facility were used to fund our working capital requirements.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project. These costs are capitalized as construction-in-process until achievement of substantial completion.

Capital Contributions

During the years ended December 31, 2020, 2019 and 2018, we received $145 million, $711 million and $324 million of capital contributions from Cheniere.

Contractual Obligations

We are committed to make cash payments in the future pursuant to certain of our contracts. The following table summarizes certain contractual obligations in place as of December 31, 2020 (in millions):

	Payments Due By Period (1)
	Total	2021	2022-2023	2024-2025	Thereafter
Debt (2)	$10,487	$271	$190	$5,056	$4,970
Interest payments (2)	2,966	440	876	607	1,043
Operating lease obligations (3)	5	1	3	1	—
Purchase obligations: (4)
Construction obligations (5)	37	37	—	—	—
Natural gas supply, transportation and storage service agreements (6)	5,527	1,528	1,349	856	1,794
Other purchase obligations (7)	491	25	50	50	366
Total	$19,513	$2,302	$2,468	$6,570	$8,173

(1)Agreements in force as of December 31, 2020 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2020.
(2)Based on the total debt balance, scheduled maturities and fixed or estimated forward interest rates in effect at December 31, 2020.  Interest payment obligations exclude adjustments for interest rate swap agreements. A discussion of our debt obligations can be found in Note 10—Debt of our Notes to Consolidated Financial Statements.
(3)Operating lease obligations primarily relate to land sites for the Liquefaction Project.
(4)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include only contracts for which conditions precedent have been met. As project milestones and other conditions precedent are achieved, our obligations are expected to increase accordingly. We include contracts for which we have an early termination option if the option is not expected to be exercised.
(5)Construction obligations consist of the estimated remaining cost pursuant to our EPC contracts as of December 31, 2020 for Trains with respect to which we have made a final investment decision to commence construction.  A discussion of these obligations can be found at Note 13—Commitments and Contingencies of our Notes to Consolidated Financial Statements.
(6)Pricing of natural gas supply agreements are based on estimated forward prices and basis spreads as of December 31, 2020. Natural gas supply, transportation and storage service agreements include $1.1 billion in payments under agreements with related parties as discussed in Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements.
(7)Relates primarily to services agreements for the operation of the Liquefaction Project, including services agreements with affiliates of $318 million as discussed in Note 12—Related Party Transactions of our Notes to Consolidated Financial Statements.

In addition, as of December 31, 2020, we had $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility. We also had tax agreements with certain local taxing jurisdictions for an aggregate amount of $196 million to be paid through 2033, based on estimated tax obligations as of December 31, 2020.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	December 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$11	$77	$48	$63

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

	December 31, 2020		December 31, 2019
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(140)	$1	$(81)	$19
CCH Interest Rate Forward Start Derivatives	—	—	(8)	15

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

Based on our assessment, we have concluded that Corpus Christi Holdings maintained effective internal control over financial reporting as of December 31, 2020, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Zach Davis
President and Chief Financial Officer (Principal Executive and Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member and Managers of Cheniere Corpus Christi Holdings, LLC
Cheniere Corpus Christi Holdings, LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Corpus Christi Holdings, LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company recorded fair value of level 3 physical liquefaction supply derivatives of $12 million, as of December 31, 2020. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the level 3 physical liquefaction supply derivatives is developed through the use of internal models which incorporate significant unobservable inputs.
We identified the evaluation of the fair value of the level 3 physical liquefaction supply derivatives as a critical audit matter. Specifically, there is subjectivity in certain assumptions used to estimate the fair value, including assumptions for future prices of energy units for unobservable periods and liquidity. Additionally, the fair value for certain of the liquefaction supply derivatives is derived through the use of complex models, which also include assumptions for volatility.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the valuation of the level 3 physical liquefaction supply derivatives. This included controls related to the assumptions for significant unobservable inputs and the fair value models. For the level 3 liquefaction supply derivatives selected, we involved valuation professionals with specialized skills who assisted in:
•assessing the models and volatility used by the Company in its valuation by developing independent fair value estimates and comparing the independently developed estimates to the Company’s fair value estimates
•testing the future prices of energy units for unobservable periods and liquidity assumptions by comparing to market data, including quoted or published forward prices for similar commodities.
In addition, we evaluated the Company’s assumptions for future prices of energy units for unobservable periods and liquidity by comparing to market or third-party data, including adjustments for third party quoted transportation prices.

/s/ KPMG LLP
KPMG LLP

We have served as the Company’s auditor since 2015.

Houston, Texas
February 23, 2021

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Revenues
LNG revenues	$2,046	$679	$—
LNG revenues—affiliate	483	726	—
Total revenues	2,529	1,405	—

Operating costs and expenses
Cost of sales (excluding items shown separately below)	901	691	—
Cost of sales—affiliate	30	3	—
Cost of sales—related party	114	86	—
Operating and maintenance expense	347	242	—
Operating and maintenance expense—affiliate	90	59	4
Operating and maintenance expense—related party	6	—	—
Development expense	—	1	1
General and administrative expense	7	6	5
General and administrative expense—affiliate	20	11	2
Depreciation and amortization expense	342	231	10
Impairment expense and loss on disposal of assets	1	—	—
Total operating costs and expenses	1,858	1,330	22

Income (loss) from operations	671	75	(22)

Other income (expense)
Interest expense, net of capitalized interest	(365)	(278)	—
Loss on modification or extinguishment of debt	(9)	(41)	(15)
Interest rate derivative gain (loss), net	(233)	(134)	43
Other income (expense), net	(1)	4	—
Total other income (expense)	(608)	(449)	28

Net income (loss)	$63	$(374)	$6

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Restricted cash	70	80
Accounts and other receivables, net	198	58
Accounts receivable—affiliate	42	57
Advances to affiliate	144	115
Inventory	89	69
Derivative assets	10	74
Derivative assets—related party	3	3
Other current assets	17	15
Other current assets—affiliate	1	—
Total current assets	574	471

Property, plant and equipment, net	12,853	12,507
Debt issuance and deferred financing costs, net	11	15
Non-current derivative assets	114	61
Non-current derivative assets—related party	1	2
Other non-current assets, net	87	56
Total assets	$13,640	$13,112

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$19	$7
Accrued liabilities	318	370
Accrued liabilities—related party	16	3
Current debt	269	—
Due to affiliates	32	27
Derivative liabilities	143	46
Other current liabilities—affiliate	—	1
Total current liabilities	797	454

Long-term debt, net	10,101	10,093
Non-current derivative liabilities	114	135
Other non-current liabilities	4	11
Other non-current liabilities—affiliate	—	1

Commitments and contingencies (see Note 13)

Member’s equity	2,624	2,418
Total liabilities and member’s equity	$13,640	$13,112

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)

Year Ended December 31, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2017	$1,667	$1,667
Capital contributions	408	408
Net income	6	6
Balance at December 31, 2018	2,081	2,081
Capital contributions	711	711
Net loss	(374)	(374)
Balance at December 31, 2019	2,418	2,418
Capital contributions	145	145
Distributions	(2)	(2)
Net income	63	63
Balance at December 31, 2020	$2,624	$2,624

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$63	$(374)	$6
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	342	231	10
Amortization of discount and debt issuance costs	20	16	—
Loss on modification or extinguishment of debt	9	41	15
Total losses (gains) on derivatives, net	261	88	(43)
Total losses on derivatives, net—related party	1	1	—
Net cash used for settlement of derivative instruments	(174)	(30)	(7)
Impairment expense and loss on disposal of assets	1	—	—
Other	3	2	—
Changes in operating assets and liabilities:
Accounts receivable	(138)	(58)	—
Accounts receivable—affiliate	15	(57)	—
Advances to affiliate	(11)	(53)	(11)
Inventory	(18)	(37)	(25)
Accounts payable and accrued liabilities	63	174	10
Accrued liabilities—related party	11	3	—
Due to affiliates	5	15	1
Other, net	(56)	5	(17)
Other, net—affiliate	(1)	—	—
Net cash provided by (used in) operating activities	396	(33)	(61)

Cash flows from investing activities
Property, plant and equipment, net	(790)	(1,517)	(2,963)
Other	(6)	(2)	3
Net cash used in investing activities	(796)	(1,519)	(2,960)

Cash flows from financing activities
Proceeds from issuances of debt	1,050	4,203	3,115
Repayments of debt	(797)	(3,544)	(301)
Debt issuance and deferred financing costs	(8)	(16)	(46)
Debt extinguishment cost	—	(11)	(9)
Capital contributions	145	711	324
Net cash provided by financing activities	390	1,343	3,083

Net increase (decrease) in cash, cash equivalents and restricted cash	(10)	(209)	62
Cash, cash equivalents and restricted cash—beginning of period	80	289	227
Cash, cash equivalents and restricted cash—end of period	$70	$80	$289

Balances per Consolidated Balance Sheets:

	December 31,
	2020	2019
Cash and cash equivalents	$—	$—
Restricted cash	70	80
Total cash, cash equivalents and restricted cash	$70	$80

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

CCH is a Houston-based Delaware limited liability company formed in September 2014 by Cheniere to hold its limited partner interest in CCP and its equity interests in CCL and CCP GP. We are operating and constructing a natural gas liquefaction and export facility (the “Liquefaction Facilities”) and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our subsidiaries CCL and CCP, respectively. We are currently operating two Trains and one additional Train is undergoing commissioning that is expected to be substantially completed in the first quarter of 2021, for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project, once fully constructed, will contain three LNG storage tanks and two marine berths.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Recurring fair-value measurements are performed for derivative instruments as disclosed in Note 7—Derivative Instruments. The carrying amount of restricted cash, accounts receivable and accounts payable reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 10—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs. Non-financial assets and liabilities initially measured at fair value include AROs.

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

Accounts Receivable

Accounts receivable is reported net of any current expected credit losses. Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness, contract terms, payment status, and other risks or available financial assurances. Adjustments to current expected credit losses are recorded in general and administrative expense in our Consolidated Statements of Operations. We did not have any current expected credit losses on our accounts receivable as of December 31, 2020 and 2019.
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

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value. We did not record any impairments related to property, plant and equipment during the years ended December 31, 2020, 2019 and 2018.

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

Items that may influence our assessment are:
•inability to recover cost increases due to rate caps and rate case moratoriums;
•inability to recover capitalized costs, including an adequate return on those costs through the rate-making process and the FERC proceedings;
•excess capacity;
•increased competition and discounting in the markets we serve; and
•impacts of ongoing regulatory initiatives in the natural gas industry.
Natural gas pipeline costs include amounts capitalized as an Allowance for Funds Used During Construction (“AFUDC”). The rates used in the calculation of AFUDC are determined in accordance with guidelines established by the FERC. AFUDC represents the cost of debt and equity funds used to finance our natural gas pipeline additions during construction. AFUDC is capitalized as a part of the cost of our natural gas pipeline. Under regulatory rate practices, we

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

generally are permitted to recover AFUDC, and a fair return thereon, through our rate base after our natural gas pipeline is placed in service.
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

Changes in the fair value of our derivative instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2020, 2019 and 2018. See Note 7—Derivative Instruments for additional details about our derivative instruments.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

NOTE 3—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of December 31, 2020 and 2019, we had $70 million and $80 million of current restricted cash, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—ACCOUNTS AND OTHER RECEIVABLES

As of December 31, 2020 and 2019, accounts and other receivables, net consisted of the following (in millions):

	December 31,
	2020	2019
Trade receivable	$182	$44
Other accounts receivable	16	14
Total accounts and other receivables, net	$198	$58

NOTE 5—INVENTORY

As of December 31, 2020 and 2019, inventory consisted of the following (in millions):

	December 31,
	2020	2019
Natural gas	$9	$7
LNG	11	6
Materials and other	69	56
Total inventory	$89	$69

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2020 and 2019, property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2020	2019
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$10,176	$10,027
LNG site and related costs	276	276
LNG terminal construction-in-process	2,960	2,425
Accumulated depreciation	(568)	(232)
Total LNG terminal costs, net	12,844	12,496
Fixed assets
Fixed assets	22	19
Accumulated depreciation	(13)	(8)
Total fixed assets, net	9	11
Property, plant and equipment, net	$12,853	$12,507

The following table shows depreciation expense and offsets to LNG terminal costs during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Depreciation expense	$341	$230	$10
Offsets to LNG terminal costs (1)	32	156	49

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of December 31, 2020 and 2019, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	December 31, 2020				December 31, 2019
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(140)	$—	$(140)	$—	$(81)	$—	$(81)
CCH Interest Rate Forward Start Derivatives liability	—	—	—	—	—	(8)	—	(8)
Liquefaction Supply Derivatives asset (liability)	4	(5)	12	11	3	10	35	48

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of December 31, 2020 and 2019, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of December 31, 2020:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$12	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.532) - $0.092 / $(0.056)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	117% - 480% / 154%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)     Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of period	$35	$(4)	$—
Realized and mark-to-market gains (losses):
Included in cost of sales	28	(83)	(10)
Purchases and settlements:
Purchases	—	121	6
Settlements	(58)	1	—
Transfers into Level 3, net (1)	7	—	—
Balance, end of period	$12	$35	$(4)
Change in unrealized gain (loss) relating to instruments still held at end of period	$28	$(83)	$(10)

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

Interest Rate Derivatives

We have entered into interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility. We previously also had interest rate swaps to hedge against changes in interest rates that could impact anticipated future issuance of debt. In August 2020, we settled the outstanding CCH Interest Rate Forward Start Derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

As of December 31, 2020, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	December 31, 2020	December 31, 2019	Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.6 billion	$4.5 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative gain (loss), net on our Consolidated Statements of Operations during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
CCH Interest Rate Derivatives gain (loss)	$(138)	$(101)	$43
CCH Interest Rate Forward Start Derivatives loss	(95)	(33)	—

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

The forward notional for our Liquefaction Supply Derivatives was approximately 3,152 TBtu and 3,153 TBtu as of December 31, 2020 and 2019, respectively, of which 60 TBtu and 120 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

The following table shows the changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Consolidated Statements of Operations Location (1)	Year Ended December 31,
		2020	2019	2018
Liquefaction Supply Derivatives loss	LNG revenues	$(1)	$—	$—
Liquefaction Supply Derivatives gain (loss)	Cost of sales	(27)	46	—
Liquefaction Supply Derivatives loss	Cost of sales—related party	(1)	(1)	—

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	December 31, 2020
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$—	$10	$10
Derivative assets—related party	—	—	3	3
Non-current derivative assets	—	—	114	114
Non-current derivative assets—related party	—	—	1	1
Total derivative assets	—	—	128	128

Derivative liabilities	(100)	—	(43)	(143)
Non-current derivative liabilities	(40)	—	(74)	(114)
Total derivative liabilities	(140)	—	(117)	(257)

Derivative asset (liability), net	$(140)	$—	$11	$(129)

	December 31, 2019
	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$—	$74	$74
Derivative assets—related party	—	—	3	3
Non-current derivative assets	—	—	61	61
Non-current derivative assets—related party	—	—	2	2
Total derivative assets	—	—	140	140

Derivative liabilities	(32)	(8)	(6)	(46)
Non-current derivative liabilities	(49)	—	(86)	(135)
Total derivative liabilities	(81)	(8)	(92)	(181)

Derivative asset (liability), net	$(81)	$(8)	$48	$(41)

(1)    Does not include collateral posted with counterparties by us of $5 million deposited for such contracts, which are included in other current assets in our Consolidated Balance Sheets as of both December 31, 2020 and 2019.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	CCH Interest Rate Forward Start Derivatives	Liquefaction Supply Derivatives

As of December 31, 2020
Gross assets	$—	$—	$132
Offsetting amounts	—	—	(4)
Net assets	$—	$—	$128

Gross liabilities	$(140)	$—	$(136)
Offsetting amounts	—	—	19
Net liabilities	$(140)	$—	$(117)

As of December 31, 2019
Gross assets	$—	$—	$145
Offsetting amounts	—	—	(5)
Net assets	$—	$—	$140

Gross liabilities	$(81)	$(8)	$(98)
Offsetting amounts	—	—	6
Net liabilities	$(81)	(8)	$(92)

NOTE 8—OTHER NON-CURRENT ASSETS

As of December 31, 2020 and 2019, other non-current assets, net consisted of the following (in millions):

	December 31,
	2020	2019
Advances and other asset conveyances to third parties to support LNG terminal	$22	$19
Operating lease assets	5	7
Tax-related payments and receivables	3	3
Information technology service prepayments	3	3
Advances made under EPC and non-EPC contracts	—	14
Contract assets, net	48	—
Other	6	10
Total other non-current assets, net	$87	$56

NOTE 9—ACCRUED LIABILITIES

As of December 31, 2020 and 2019, accrued liabilities consisted of the following (in millions):

	December 31,
	2020	2019
Interest costs and related debt fees	$7	$8
Accrued natural gas purchases	186	132
Liquefaction Project costs	76	192
Other	49	38
Total accrued liabilities	$318	$370

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 10—DEBT

As of December 31, 2020 and 2019, our debt consisted of the following (in millions):

	December 31,
	2020	2019
Long-term debt:
3.520% to 7.000% senior secured notes due between 2024 and 2039 and CCH Credit Facility	$10,217	$10,235
Unamortized debt issuance costs	(116)	(142)
Total long-term debt, net	10,101	10,093

Current debt:
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	271	—
Unamortized premium, discount and debt issuance costs, net	(2)	—
Total current debt	269	—

Total debt, net	$10,370	$10,093

Below is a schedule of future principal payments that we are obligated to make, based on current construction schedules, on our outstanding debt at December 31, 2020 (in millions):

Years Ending December 31,	Principal Payments
2021	$271
2022	89
2023	101
2024	3,556
2025	1,500
Thereafter	4,971
Total	$10,488
Issuances and Repayments

The following table shows the issuances and repayments of long-term debt during the year ended December 31, 2020 (in millions):

Issuances	Principal Amount Issued
3.52% Senior Secured Notes due 2039 (the “3.52% Senior Secured Notes”) (1)	$769

Year Ended December 31, 2020 total	$769

Repayments	Amount Repaid
CCH Credit Facility (1)	$(656)

Year Ended December 31, 2020 total	$(656)

(1)Proceeds of the 3.52% Senior Secured Notes were used to repay a portion of the outstanding borrowings under the CCH Credit Facility, pay costs associated with certain interest rate derivative instruments that were settled and pay certain fees, costs and expenses incurred in connection with these transactions. The repayment of the CCH Credit Facility resulted in the recognition of debt extinguishment costs of $9 million for the year ended December 31, 2020 relating to the write off of unamortized debt discounts and issuance costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2020 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	2,627	140
Commitments terminated	7,343	—
Letters of credit issued	—	293
Available commitment	$—	$767

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	1.90%	1.40%
Maturity date	June 30, 2024	June 29, 2023

(1)We prepaid $656 million of outstanding borrowings under the CCH Credit Facility during the year ended December 31, 2020 using proceeds from the issuance of the 3.52% Senior Secured Notes.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of December 31, 2020, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Total interest cost	$484	$539	$451
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(119)	(261)	(451)
Total interest expense, net of capitalized interest	$365	$278	$—

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$5,750	$6,669	$5,750	$6,329
Senior notes — Level 3 (2)	1,971	2,387	1,202	1,325
Credit facilities (3)	2,767	2,767	3,283	3,283

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

NOTE 11—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
LNG revenues (1)	$2,047	$679	$—
LNG revenues—affiliate	483	726	—
Total revenues from customers	2,530	1,405	—
Net derivative losses (2)	(1)	—	—
Total revenues	$2,529	$1,405	$—

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the year ended December 31, 2020, we recognized $435 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $38 million would have been recognized subsequent to December 31, 2020, if the cargoes were lifted pursuant to the delivery schedules with the customers. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)    See Note 7—Derivative Instruments for additional information about our derivatives.

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

Contract Assets

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	December 31,
	2020	2019
Contract assets, net	$48	$—

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the year ended December 31, 2020 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.3	10	$33.6	11
LNG revenues—affiliate	1.0	12	1.0	13
Total revenues	$33.3		$34.6

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 33% and 44% of our LNG revenues from contracts included in the table above during the years ended December 31, 2020 and 2019, respectively, were related to variable consideration received from customers.

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

NOTE 12—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Year Ended December 31,
	2020	2019	2018
LNG revenues—affiliate
Cheniere Marketing Agreements	$468	$719	$—
Contracts for Sale and Purchase of Natural Gas and LNG	15	7	—
Total LNG revenues—affiliate	483	726	—

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	30	3	—

Cost of sales—related party
Natural Gas Supply Agreement	114	85	—

Operating and maintenance expense—affiliate
Services Agreements	89	58	3
Land Agreements	1	1	1
Total operating and maintenance expense—affiliate	90	59	4

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	6	—	—

General and administrative expense—affiliate
Services Agreements	20	12	3

We had $32 million and $27 million due to affiliates as of December 31, 2020 and 2019, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has a fixed price SPA with Cheniere Marketing (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA for approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of December 31, 2020 and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

2019, CCL had $39 million and $57 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

Train 3 Commissioning Letter Agreement

Under the Cheniere Marketing Base SPA, CCL entered into a letter agreement with Cheniere Marketing for the sale of commissioning cargoes from Train 3 of the Liquefaction Project. Under the agreement, CCL paid a one-time shipping fee to Cheniere Marketing of $1 million after the commissioning of Train 3 in December 2020.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Natural Gas Supply Agreement

CCL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain feed gas for the operation of the Liquefaction Project through March 2022. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $13 million and $3 million, derivative assets—related party of $3 million and $3 million and non-current derivative assets—related party of $1 million and $2 million as of December 31, 2020 and 2019, respectively, related to this agreement.

Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years beginning in May 2020. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $1 million and zero as of December 31, 2020 and 2019, respectively, related to this agreement.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of December 31, 2020, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted $124 million of letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

NOTE 13—COMMITMENTS AND CONTINGENCIES

We have various contractual obligations which are recorded as liabilities in our Consolidated Financial Statements. Other items, such as certain purchase commitments and other executed contracts which do not meet the definition of a liability as of December 31, 2020, are not recognized as liabilities but require disclosures in our Consolidated Financial Statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

LNG Terminal Commitments and Contingencies

Obligations under EPC Contracts

CCL has a lump sum turnkey contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Train 3 of the Liquefaction Project. The EPC contract price for Train 3 of the Liquefaction Project is approximately $2.4 billion, reflecting amounts incurred under change orders through December 31, 2020. As of December 31, 2020, we have incurred $2.4 billion under this contract. CCL has the right to terminate each of the EPC contracts for its convenience, in which case Bechtel will be paid (1) the portion of the contract price for the work performed, (2) costs reasonably incurred by Bechtel on account of such termination and demobilization and (3) a lump sum of up to $30 million depending on the termination date.

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

Obligations under Natural Gas Supply, Transportation and Storage Service Agreements

CCL has physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 10 years, some of which commence upon the satisfaction of certain events or states of affairs. As of December 31, 2020, CCL had secured up to approximately 2,938 TBtu of natural gas feedstock through natural gas supply contracts, a portion of which are considered purchase obligations if the certain events or states of affairs are satisfied.
Additionally, CCL has natural gas transportation and storage service agreements for the Liquefaction Project. The initial terms of the natural gas transportation agreements range up 20 years, with renewal options for certain contracts, and commences upon the occurrence of conditions precedent. The initial term of the natural gas storage service agreements ranges up to five years.

As of December 31, 2020, CCL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met were as follows (in millions):

Years Ending December 31,	Payments Due (1)
2021	$1,528
2022	782
2023	567
2024	483
2025	373
Thereafter	1,794
Total	$5,527

(1)Pricing of natural gas supply contracts are variable based on market commodity basis prices adjusted for basis spread. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2020. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

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

Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2020, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 14—CUSTOMER CONCENTRATION

The following table shows customers with revenues of 10% or greater of total revenues from external customers and customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers			Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2020	2019	2018	2020	2019
Customer A	31%	57%	—%	15%	38%
Customer B	16%	23%	—%	*	39%
Customer C	14%	—%	—%	10%	—%
Customer D	*	*	—%	16%	—%
Customer E	*	—%	—%	11%	*
Customer F	*	—%	—%	27%	—%

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2020	2019	2018
Spain	$1,001	$451	$—
Indonesia	336	155	—
Ireland	285	—	—
United States	154	73	—
France	136	—	—
Singapore	134	—	—
Total	$2,046	$679	$—

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for interest, net of amounts capitalized	$345	$258	$105
Non-cash distributions to affiliates for conveyance of assets	2	—	83

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $86 million, $187 million and $178 million as of December 31, 2020, 2019 and 2018, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO CONSOLIDATED FINANCIAL STATEMENTS
SUMMARIZED QUARTERLY FINANCIAL DATA
(unaudited)

Summarized Quarterly Financial Data—(in millions)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2020:
Revenues	$533	$654	$443	$899
Income from operations	255	272	9	135
Net income (loss)	(51)	156	(88)	46

Year Ended December 31, 2019:
Revenues	$106	$300	$387	$612
Income (loss) from operations	(25)	(44)	(91)	235
Net income (loss)	(71)	(189)	(273)	159

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our Management’s Report on Internal Control Over Financial Reporting is included in our Consolidated Financial Statements and is incorporated herein by reference.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP served as our independent auditor for the fiscal years ended December 31, 2020 and 2019. The following table sets forth the fees paid to KPMG LLP for professional services rendered for 2020 and 2019 (in millions):

	Fiscal 2020	Fiscal 2019
Audit Fees	$1	$2

Audit Fees—Audit fees for 2020 and 2019 include fees associated with the audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2020 and 2019.

Tax Fees—Tax fees for 2019 was for tax consultation services with respect to a sales and use tax analysis for the Liquefaction Project. There were no tax fees in 2020.

Other Fees—There were no other fees in 2020 and 2019.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of Cheniere has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2020 and 2019.

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

(3)    Exhibits:

Certain of the agreements filed as exhibits to this Form 10-K contain representations, warranties, covenants and conditions by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations, warranties, covenants and conditions:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•may apply standards of materiality that differ from those of a reasonable investor; and

•were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	CCH	S-4	3.1	1/5/2017
3.2	Certificate of Correction to Certificate of Formation of the Company	CCH	S-4	3.2	1/5/2017
3.3	Amended and Restated Limited Liability Company Agreement of the Company	CCH	S-4	3.3	1/5/2017
3.4	Certificate of Formation of CCL	CCH	S-4	3.4	1/5/2017
3.5	Amended and Restated Limited Liability Company Agreement of CCL	CCH	S-4	3.5	1/5/2017

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.6	Certificate of Formation of CCP GP	CCH	S-4	3.6	1/5/2017
3.7	Certificate of Correction to Certificate of Formation of CCP GP	CCH	S-4	3.7	1/5/2017
3.8	Amended and Restated Limited Liability Company Agreement of CCP GP	CCH	S-4	3.8	1/5/2017
3.9	Certificate of Limited Partnership of CCP	CCH	S-4	3.9	1/5/2017
3.10	Certificate of Amendment to Certificate of Limited Partnership of CCP	CCH	S-4	3.10	1/5/2017
3.11	Amended and Restated Agreement of Limited Partnership of CCP	CCH	S-4	3.11	1/5/2017
4.1	Indenture, dated as of May 18, 2016, among the Company, as Issuer, CCL, CCP and CCP GP, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	5/18/2016
4.2	Form of 7.000% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.1 above)	Cheniere	8-K	4.1	5/18/2016
4.3	First Supplemental Indenture, dated as of December 9, 2016, among the Company, as Issuer, CCL, CCP and CCP GP, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	12/9/2016
4.4	Form of 5.875% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.3 above)	Cheniere	8-K	4.1	12/9/2016
4.5	Second Supplemental Indenture, dated as of May 19, 2017, among the Company, as issuer, CCL, CCP and CCP GP, as Guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	5/19/2017
4.6	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.5 above)	CCH	8-K	4.1	5/19/2017
4.7	Third Supplemental Indenture, dated September 6, 2019, among the Company, as issuer, CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/12/2019
4.8	Indenture, dated as of September 27, 2019, among the Company, as issuer, and CCL, CCP and CCP GP, as guarantors, and the Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/30/2019
4.9	Indenture, dated as of October 17, 2019, among the Company, as issuer, and CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	10/18/2019
4.10	Fourth Supplemental Indenture, dated as of November 13, 2019, among the Company, as issuer, CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	11/13/2019
4.11	Indenture, dated as of August 20, 2020, among the Company, as issuer, and CCL, CCP and CCP GP, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/21/2020
10.1	Amended and Restated Term Loan Facility Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent	CCH	8-K	10.4	5/24/2018
10.2	Amended and Restated Common Terms Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time	CCH	8-K	10.2	5/24/2018
10.3	First Amendment to the Amended and Restated Common Terms Agreement, dated as of November 28, 2018, by and among the Company, CCL, CCP and CCP GP, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as Intercreditor Agent	CCH	10-K	10.3	2/26/2019

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.4	Second Amendment to the Amended and Restated Common Terms Agreement, dated as of August 30, 2019, by and among the Company, CCL, CCP and CCP GP, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent	CCH	10-Q	10.2	11/1/2019
10.5*
Third Amendment to the Amended and Restated Common Terms Agreement, dated as of November 8, 2019, by and among the Company, CCL, CCP and Corpus Christi Pipeline GP, LLC, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.6*
Fourth Amendment to the Amended and Restated Common Terms Agreement, dated as of November 26, 2019, by and among the Company, CCL, CCP and Corpus Christi Pipeline GP, LLC, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.7*
Fifth Amendment to the Amended and Restated Common Terms Agreement, dated as of November 16, 2020, by and among the Company, CCL, CCP and Corpus Christi Pipeline GP, LLC, Société Générale as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, each other Facility Agent on behalf of its respective Facility Lenders, and Société Générale as the Intercreditor Agent

10.8
Amended and Restated Common Security and Account Agreement, dated May 22, 2018, among the Company, CCP, CCP GP, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank
		CCH			5/24/2018
10.9	First Amendment to the Amended and Restated Common Security and Account Agreement, dated as of November 28, 2018, by and among the Company, CCL, CCP and CCP GP, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd. as Account Bank	CCH	10-K	10.5	2/26/2019
10.10	Second Amendment to Common Security and Account Agreement, dated as of August 30, 2019, by and among the Company, CCL, CCP, CCP GP, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd; as Account Bank	CCH	10-Q	10.3	11/1/2019
10.11*
Third Amendment to Common Security and Account Agreement, dated as of November 16, 2020, by and among the Company, CCL, CCP, Corpus Christi Pipeline GP, LLC, the Senior Creditor Group Representatives, Société Générale as Intercreditor Agent for the Facility Lenders and any Hedging Banks, Société Générale as Security Trustee, and Mizuho Bank, Ltd; as Account Bank

10.12	Amended and Restated Pledge Agreement, dated May 22, 2018, among CCH HoldCo I and Société Générale as Security Trustee	CCH	8-K	10.4	5/24/2018
10.13	Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among the Company and Cheniere	CCH	8-K	10.5	5/24/2018
10.14	Amended and Restated Working Capital Facility Agreement, dated June 29, 2018, among the Company, CCP, CCP GP, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Security Trustee	CCH	8-K	10.1	7/2/2018

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.15	Registration Rights Agreement, dated as of November 13, 2019, among the Company and CCL, CCP and CCP GP, as guarantors, and BofA Securities, Inc., for itself and as representative of the purchasers	CCH	8-K	10.10	11/13/2019
10.16	Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated December 12, 2017, by and between CCL and Bechtel Oil, Gas and Chemicals, Inc. (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)	CCH	10-K/A	10.23	4/27/2018
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
10.18
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
		CCH	10-K	10.28	2/26/2019
10.19	Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-000010 OSHA Handrail Requirement Changes Impact, dated January 25, 2019, (ii) the Change Order CO-00011 Differing Soil Conditions - Train 3, dated March 7, 2019 and (iii) the Change Order CO-00012 Tank B Logo Deletion, dated March 25, 2019 (Portions of this exhibit have been omitted.)	CCH	10-Q	10.20	5/9/2019

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.20
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
10.21
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
10.22
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
		CCH	10-K	10.18	2/25/2020
10.23
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
		CCH	10-Q	10.10	4/30/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.24
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
		CCH	10-Q	10.10	8/6/2020
10.25
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
		CCH	10-Q	10.10	11/6/2020
10.26*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: (i) the Change Order CO-00041 Additional O&M Support (COVID-19), dated October 2, 2020 and (ii) the Change Order CO-00042 Replacement of Owner Spare Parts, dated December 31, 2020 (Portions of this exhibit have been omitted)

10.27	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCL	CCH	S-4	10.14	1/5/2017
10.28	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCP	CCH	S-4	10.15	1/5/2017
10.29	LNG Sale and Purchase Agreement (FOB), dated April 1, 2014, between CCL (Seller) and Endesa Generación, S.A. (Buyer)	Cheniere	8-K	10.10	4/2/2014
10.30	LNG Sale and Purchase Agreement (FOB), dated April 7, 2014, between CCL (Seller) and Endesa S.A. (Buyer)	Cheniere	8-K	10.10	4/8/2014
10.31	Assignment and Amendment Agreement, dated April 7, 2014, among Endesa Generación S.A., Endesa S.A. and CCL	Cheniere	10-Q	10.30	5/1/2014
10.32	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.90	10/30/2015
10.33	Amendment No. 2 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.10	10/30/2015
10.34	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated March 20, 2015, between CCL (Seller) and PT Pertamina (Persero) (Buyer)	Cheniere	10-Q	10.50	4/30/2015
10.35	Amendment No. 1, dated February 4, 2016, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between CCL and PT Pertamina (Persero), dated March 20, 2015	CCH	S-4	10.22	1/5/2017

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.36	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)	CCH	10-Q	10.10	11/1/2019
10.37	LNG Sale and Purchase Agreement (FOB), dated June 2, 2014, between CCL (Seller) and Gas Natural Fenosa LNG SL (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere	8-K	10.10	6/2/2014
10.38	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 27, 2018, between CCL (Seller) and Gas Natural Fenosa LNG GOM, Limited (Buyer)	CCH	10-Q	10.50	5/4/2018
10.39	Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated as of November 28, 2014, between CCL and Cheniere Marketing International LLP	CCH	S-4	10.32	1/5/2017
10.40	Amendment No. 1, dated June 26, 2015, to Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated as of November 28, 2014, between CCL and Cheniere Marketing International LLP	CCH	S-4	10.33	1/5/2017
10.41	Amendment No. 2, dated December 27, 2016, to Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated as of November 28, 2014, between CCL and Cheniere Marketing International LLP	CCH	S-4	10.34	1/5/2017
10.42	LNG Sale and Purchase Agreement (EOG Early IPM), dated December 30, 2019, between CCL (Seller) and Cheniere Marketing (Buyer)	CCH	10-K	10.34	2/25/2020
21.1*	Subsidiaries of the Company
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383) and CCH (SEC File No. 333-215435), as applicable.
*	Filed herewith.
**	Furnished herewith.

(c)    Financial statements of affiliates whose securities are pledged as collateral

All financial statements have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

	Date:	February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zach Davis	Manager, President and Chief Financial Officer (Principal Executive and Financial Officer)	February 23, 2021
Zach Davis

/s/ Aaron Stephenson	Manager	February 23, 2021
Aaron Stephenson

/s/ Leonard E. Travis	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
Leonard E. Travis