Form 10-Q
period 2021-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2021-05-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Note: The registrant is a voluntary filer not subject to the filing requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
LNG revenues	$615	$343
LNG revenues—affiliate	268	190
Total revenues	883	533

Operating costs and expenses
Cost of sales (excluding items shown separately below)	186	49
Cost of sales—affiliate	35	6
Cost of sales—related party	35	23
Operating and maintenance expense	83	89
Operating and maintenance expense—affiliate	24	20
Operating and maintenance expense—related party	2	—
General and administrative expense	1	2
General and administrative expense—affiliate	5	5
Depreciation and amortization expense	89	84
Total operating costs and expenses	460	278

Income from operations	423	255

Other income (expense)
Interest expense, net of capitalized interest	(93)	(99)
Interest rate derivative gain (loss), net	1	(208)
Other income, net	—	1
Total other expense	(92)	(306)

Net income (loss)	$331	$(51)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Restricted cash	$382	$70
Accounts and other receivables, net	169	198
Accounts receivable—affiliate	112	42
Advances to affiliate	101	144
Inventory	95	89
Derivative assets	26	10
Derivative assets—related party	5	3
Other current assets	12	17
Other current assets—affiliate	—	1
Total current assets	902	574

Property, plant and equipment, net	12,862	12,853
Debt issuance and deferred financing costs, net	10	11
Non-current derivative assets	98	114
Non-current derivative assets—related party	—	1
Other non-current assets, net	98	87
Total assets	$13,970	$13,640

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$69	$19
Accrued liabilities	396	318
Accrued liabilities—related party	18	16
Current debt	151	269
Due to affiliates	44	32
Derivative liabilities	124	143
Other current liabilities	1	—
Other current liabilities—affiliate	1	—
Total current liabilities	804	797

Long-term debt, net	10,085	10,101
Non-current derivative liabilities	124	114
Other non-current liabilities	2	4

Member’s equity	2,955	2,624
Total liabilities and member’s equity	$13,970	$13,640

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2021
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2020	$2,624	$2,624
Net income	331	331
Balance at March 31, 2021	$2,955	$2,955

Three Months Ended March 31, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Net loss	(51)	(51)
Balance at March 31, 2020	$2,367	$2,367
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$331	$(51)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	89	84
Amortization of discount and debt issuance costs	5	5
Total losses on derivatives, net	9	37
Total gains on derivatives, net—related party	(1)	(1)
Net cash used for settlement of derivative instruments	(18)	(3)
Changes in operating assets and liabilities:
Accounts receivable	41	(16)
Accounts receivable—affiliate	(35)	7
Advances to affiliate	51	22
Inventory	(2)	2
Accounts payable and accrued liabilities	66	16
Accrued liabilities—related party	1	5
Due to affiliates	(12)	(3)
Other, net	(1)	(9)
Other, net—affiliate	—	(1)
Net cash provided by operating activities	524	94

Cash flows from investing activities
Property, plant and equipment, net	(71)	(220)
Other	(1)	(1)
Net cash used in investing activities	(72)	(221)

Cash flows from financing activities
Proceeds from issuances of debt	—	141
Repayments of debt	(140)	—
Net cash provided by (used in) financing activities	(140)	141

Net increase in restricted cash	312	14
Restricted cash—beginning of period	70	80
Restricted cash—end of period	$382	$94

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We are operating a natural gas liquefaction and export facility (the “Liquefaction Facilities”) and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our subsidiaries CCL and CCP, respectively. We are operating three Trains, including the third Train which achieved substantial completion on March 26, 2021, for a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project also contains three LNG storage tanks and two marine berths.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, we had $382 million and $70 million of restricted cash, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES

As of March 31, 2021 and December 31, 2020, accounts and other receivables, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Trade receivable	$126	$182
Other accounts receivable	43	16
Total accounts and other receivables, net	$169	$198

NOTE 4—INVENTORY

As of March 31, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Materials	$76	$69
LNG	10	11
Natural gas	9	9
Total inventory	$95	$89

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2021 and December 31, 2020, property, plant and equipment, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
LNG terminal costs
LNG terminal and interconnecting pipeline facilities	$13,196	$10,176
LNG site and related costs	276	276
LNG terminal construction-in-process	35	2,960
Accumulated depreciation	(654)	(568)
Total LNG terminal costs, net	12,853	12,844
Fixed assets
Fixed assets	23	22
Accumulated depreciation	(14)	(13)
Total fixed assets, net	9	9
Property, plant and equipment, net	$12,862	$12,853

The following table shows depreciation expense and offsets to LNG terminal costs during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$88	$84
Offsets to LNG terminal costs (1)	143	—

(1)    We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, which are classified as derivative assets, derivative assets—related party, non-current derivative assets, non-current derivative assets—related party, derivative liabilities or non-current derivative liabilities in our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(114)	$—	$(114)	$—	$(140)	$—	$(140)
Liquefaction Supply Derivatives asset (liability)	11	(2)	(14)	(5)	4	(5)	12	11

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of March 31, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(14)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.577) - $0.265 / $(0.022)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	130% - 205% / 160%

(1)    Unobservable inputs were weighted by the relative fair value of the instruments.
(2)     Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Balance, beginning of period	$12	$35
Realized and mark-to-market gains (losses):
Included in cost of sales	(66)	164
Purchases and settlements:
Purchases	3	1
Settlements	37	3
Transfers into Level 3, net (1)	—	(1)
Balance, end of period	$(14)	$202
Change in unrealized gain (loss) relating to instruments still held at end of period	$(66)	$164

(1)    Transferred into Level 3 as a result of unobservable market, or out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from our derivative contracts with the same counterparty on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As of March 31, 2021, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	March 31, 2021	December 31, 2020	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.6 billion	$4.6 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the gain (loss) from changes in the fair value and settlements of our Interest Rate Derivatives recorded in interest rate derivative gain (loss), net on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
CCH Interest Rate Derivatives	$1	$(123)
CCH Interest Rate Forward Start Derivatives	—	(85)

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 3,126 TBtu and 3,152 TBtu as of March 31, 2021 and December 31, 2020, respectively, of which 55 TBtu and 60 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

The following table shows the gain (loss) from changes in the fair value, settlements and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020 (in millions):

	Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
		2021	2020
Liquefaction Supply Derivatives	LNG revenues	$1	$—
Liquefaction Supply Derivatives	Cost of sales	(11)	171
Liquefaction Supply Derivatives	Cost of sales—related party	1	1

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$26	$26
Derivative assets—related party	—	5	5
Non-current derivative assets	—	98	98
Total derivative assets	—	129	129

Derivative liabilities	(98)	(26)	(124)
Non-current derivative liabilities	(16)	(108)	(124)
Total derivative liabilities	(114)	(134)	(248)

Derivative liability, net	$(114)	$(5)	$(119)

	December 31, 2020
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Derivative assets	$—	$10	$10
Derivative assets—related party	—	3	3
Non-current derivative assets	—	114	114
Non-current derivative assets—related party	—	1	1
Total derivative assets	—	128	128

Derivative liabilities	(100)	(43)	(143)
Non-current derivative liabilities	(40)	(74)	(114)
Total derivative liabilities	(140)	(117)	(257)

Derivative asset (liability), net	$(140)	$11	$(129)

(1)    Does not include collateral posted with counterparties by us of zero and $5 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives

As of March 31, 2021
Gross assets	$—	$158
Offsetting amounts	—	(29)
Net assets	$—	$129

Gross liabilities	$(114)	$(148)
Offsetting amounts	—	14
Net liabilities	$(114)	$(134)

As of December 31, 2020
Gross assets	$—	$132
Offsetting amounts	—	(4)
Net assets	$—	$128

Gross liabilities	$(140)	$(136)
Offsetting amounts	—	19
Net liabilities	$(140)	$(117)

NOTE 7—OTHER NON-CURRENT ASSETS

As of March 31, 2021 and December 31, 2020, other non-current assets, net consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$55	$48
Advances and other asset conveyances to third parties to support LNG terminal	20	22
Operating lease assets	5	5
Information technology service prepayments	3	3
Tax-related payments and receivables	2	3
Advances made under EPC and non-EPC contracts	4	—
Other	9	6
Total other non-current assets, net	$98	$87

NOTE 8—ACCRUED LIABILITIES

As of March 31, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Interest costs and related debt fees	$105	$7
Accrued natural gas purchases	194	186
Liquefaction Project costs	82	76
Other	15	49
Total accrued liabilities	$396	$318

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

As of March 31, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Long-term debt:
3.520% to 7.000% senior secured notes due between June 2024 and December 2039 and CCH Credit Facility	$10,195	$10,217
Unamortized debt issuance costs	(110)	(116)
Total long-term debt, net	10,085	10,101

Current debt:
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	153	271
Unamortized premium, discount and debt issuance costs, net	(2)	(2)
Total current debt	151	269

Total debt, net	$10,236	$10,370

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2021 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	2,627	—
Commitments terminated	7,343	—
Letters of credit issued	—	293
Available commitment	$—	$907

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	1.86%	n/a
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of March 31, 2021, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Total interest cost	$119	$129
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(26)	(30)
Total interest expense, net of capitalized interest	$93	$99

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$5,750	$6,466	$5,750	$6,669
Senior notes — Level 3 (2)	1,971	2,176	1,971	2,387
Credit facilities (3)	2,627	2,627	2,767	2,767

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues (1)	$614	$343
LNG revenues—affiliate	268	190
Total revenues from customers	882	533
Net derivative losses (2)	1	—
Total revenues	$883	$533

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three months ended March 31, 2020, we recognized $37 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net, which are classified as other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2021	2020
Contract assets, net	$55	$48

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the three months ended March 31, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.0	10	$32.3	10
LNG revenues—affiliate	1.0	12	1.0	12
Total revenues	$33.0		$33.3

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 47% and 36% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2021 and 2020, respectively, were related to variable consideration received from customers.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$260	$190
Contracts for Sale and Purchase of Natural Gas and LNG	8	—
Total LNG revenues—affiliate	268	190

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	4	6
Cheniere Marketing Agreements	31	—
Total cost of sales—affiliate	35	6

Cost of sales—related party
Natural Gas Supply Agreement	35	23

Operating and maintenance expense—affiliate
Services Agreements	24	20

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	2	—

General and administrative expense—affiliate
Services Agreements	5	5

We had $44 million and $32 million due to affiliates as of March 31, 2021 and December 31, 2020, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has a fixed price SPA with Cheniere Marketing (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with an approximate term of 23 years with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA for approximately 44 TBtu of LNG with a term of up to seven years associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of March 31, 2021 and December 31, 2020, CCL had $109 million and $39 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

Train 3 Commissioning Letter Agreement

Under the Cheniere Marketing Base SPA, CCL entered into a letter agreement with Cheniere Marketing for the sale of commissioning cargoes from Train 3 of the Liquefaction Project. Under the agreement, CCL paid a one-time shipping fee to Cheniere Marketing of $1 million after the commencement of the commissioning of Train 3 in December 2020.

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

Natural Gas Supply Agreement

CCL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project through March 2022. This related party is partially owned by the investment management company that also partially owns our affiliated entity. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $13 million and $13 million, derivative assets—related party of $5 million and $3 million and non-current derivative assets—related party of zero and $1 million as of March 31, 2021 and December 31, 2020, respectively, related to this agreement.

Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years which began in May 2020. Cheniere accounts for its investment in this related party as an equity method investment. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $1 million as of both March 31, 2021 and December 31, 2020 related to this agreement.

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

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2021, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has no outstanding letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net and contract assets, net balances of 10% or greater of total accounts receivable, net and contract assets, net from external customers:

	Percentage of Total Revenues from External Customers		Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Customer A	22%	52%	23%	15%
Customer B	21%	12%	10%	*
Customer C	18%	—%	11%	10%
Customer D	*	12%	11%	16%
Customer E	*	—%	—%	11%
Customer F	*	15%	25%	27%
Customer G	—%	—%	13%	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for interest, net of amounts capitalized	$12	$24

The balance in property, plant and equipment, net funded with accounts payable and accrued liabilities (including affiliate) was $174 million and $41 million as of March 31, 2021 and 2020, respectively.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Regarding Forward-Looking Statements
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical or present facts or conditions, included herein or incorporated herein by reference are “forward-looking statements.” Included among “forward-looking statements” are, among other things:
•statements that we expect to commence or complete construction of any proposed LNG terminal, liquefaction facility, pipeline facility or other projects, or any expansions or portions thereof, by certain dates, or at all;
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
•statements relating to the construction of Trains or pipelines, including statements concerning the engagement of any EPC contractor or other contractor and the anticipated terms and provisions of any agreement with any EPC or other contractor, and anticipated costs related thereto;
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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2020. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview of Business

We are operating a natural gas liquefaction and export facility (the “Liquefaction Facilities”) and operating a 23-mile natural gas supply pipeline that interconnects the Corpus Christi LNG terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Liquefaction Facilities, the “Liquefaction Project”) near Corpus Christi, Texas, through our subsidiaries CCL and CCP, respectively.

We are operating three Trains, including the third Train which achieved substantial completion on March 26, 2021, with a total production capacity of approximately 15 mtpa of LNG. The Liquefaction Project also contains three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters.

Overview of Significant Events

Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
•As of April 30, 2021, more than 270 cumulative LNG cargoes totaling over 18 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•On March 26, 2021, substantial completion of Train 3 of the Liquefaction Project was achieved.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the three months ended March 31, 2021 and 2020:

(1)	The three months ended March 31, 2021 excludes four TBtu that were loaded at our affiliate’s facility.
Our consolidated net income was $331 million for the three months ended March 31, 2021, compared to net loss of $51 million in the three months ended March 31, 2020. This $382 million increase in net income in 2021 was primarily due to (1) decreased interest rate derivative loss, net, (2) higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the three months ended March 31, 2021 and (3) increased revenues per MMBtu, which were partially offset by the non-recurrence of commodity-related derivative gains from the three months ended March 31, 2020.

We enter into derivative instruments to manage our exposure to changing interest rates and commodity-related marketing and price risk. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, use of derivative instruments may increase the volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors.

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2021	2020	Change
LNG revenues	$615	$343	$272
LNG revenues—affiliate	268	190	78
Total revenues	$883	$533	$350

LNG volumes recognized as revenues (in TBtu) (1)	135	128	7

(1)    Excludes volume associated with cargoes for which customers notified us that they would not take delivery and includes four TBtu that were loaded at our affiliate’s facility.

Total revenues increased by $350 million during the three months ended March 31, 2021 from the three months ended March 31, 2020, primarily as a result of higher revenues per MMBtu. LNG revenues during the three months ended March 31,

2020 also included $37 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, which would have been recognized subsequent to March 31, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have such revenues during the three months ended March 31, 2021.

Also included in LNG revenues are the sale of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $59 million and $44 million during the three months ended March 31, 2021 and 2020, respectively, related to these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three months ended March 31, 2020.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Cost of sales	$186	$49	$137
Cost of sales—affiliate	35	6	29
Cost of sales—related party	35	23	12
Operating and maintenance expense	83	89	(6)
Operating and maintenance expense—affiliate	24	20	4
Operating and maintenance expense—related party	2	—	2
General and administrative expense	1	2	(1)
General and administrative expense—affiliate	5	5	—
Depreciation and amortization expense	89	84	5
Total operating costs and expenses	$460	$278	$182

Total operating costs and expenses increased between the three months ended March 31, 2021 and 2020, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales (including related party) increased between the three months ended March 31, 2021 and 2020, primarily as a result of the non-recurrence of commodity-related derivatives gains from the three months ended March 31, 2020 and increased cost of natural gas feedstock as a result of higher pricing. Partially offsetting these increases were decreases in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process and a portion of derivative instruments that settle through physical delivery.

Cost of sales—affiliate increased during the three months ended March 31, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Other (income) expense

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Interest expense, net of capitalized interest	$93	$99	$(6)
Interest rate derivative loss (gain), net	(1)	208	(209)
Other income, net	—	(1)	1
Total other expense	$92	$306	$(214)

Interest expense, net of capitalized interest decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily as a result of the prepayment of a portion of our outstanding borrowings under our amended and restated credit facility (the “CCH Credit Facility”) and lower interest rates. We incurred $119 million and $129 million of total interest cost during the three months ended March 31, 2021 and 2020, respectively, of which we capitalized $26 million and $30 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the remaining assets of the Liquefaction Project.

Interest rate derivative loss, net decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to the settlement of our outstanding derivatives, primarily due to the settlement of our outstanding derivatives used to hedge against changes in interest rates that could impact anticipated future issuance of debt (the “CCH Interest Rate Forward Start Derivatives”) in August 2020 and a favorable shift in the long-term forward LIBOR curve relative to our economically hedged position.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$—	$—
Restricted cash designated for the Liquefaction Project	382	70
Available commitments under the following credit facilities:
CCH Credit Facility	—	—
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	907	767

Corpus Christi LNG Terminal

Liquefaction Facilities

We are operating three Trains and two marine berths at the Liquefaction Project. We completed construction of Trains 1, 2 and 3 of the Liquefaction Project and commenced commercial operating activities in February 2019, August 2019 and March 2021, respectively.

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

Customers

CCL has entered into fixed price long-term SPAs generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 19 years (plus extension rights) for Trains 1 through 3 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 70% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from CCL on a FOB basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers was approximately $1.4 billion for Trains 1 and 2 and increased to approximately $1.8 billion following the substantial completion of Train 3 of the Liquefaction Project on March 26, 2021.

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
Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of March 31, 2021, CCL had secured up to approximately 2,923 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

A portion of the natural gas feedstock transactions for CCL are IPM transactions, in which the natural gas producers are paid based on a global gas market price less a fixed liquefaction fee and certain costs incurred by us.

Construction

CCL entered into separate lump sum turnkey contracts with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of Trains 1 through 3 of the Liquefaction Project under which Bechtel charged a lump sum for all work performed and generally bore project cost, schedule and performance risks unless certain specified events occurred, in which case Bechtel may have caused CCL to enter into a change order, or CCL agreed with Bechtel to a change order.

Capital Resources

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at March 31, 2021 and December 31, 2020 (in millions):

	March 31,	December 31,
	2021	2020
Senior notes (1)	$7,721	$7,721
Credit facilities outstanding balance (2)	2,627	2,767
Letters of credit issued (2)	293	293
Available commitments under credit facilities (2)	907	767
Total capital resources from borrowings and available commitments (3)	$11,548	$11,548

(1)Includes the 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029, 4.80% Senior Secured Notes due 2039, 3.925% Senior Secured Notes due 2039 and the 3.52% CCH Senior Secured Notes (collectively, the “CCH Senior Notes”).

(2)Includes the CCH Credit Facility and the CCH Working Capital Facility.
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

CCH Credit Facility

We have total commitments under the CCH Credit Facility of $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of both March 31, 2021 and December 31, 2020, we had no available commitments and $2.6 billion of loans outstanding under the CCH Credit Facility.

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
CCH Working Capital Facility

We have total commitments under the CCH Working Capital Facility of $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of March 31, 2021 and December 31, 2020, we had $907 million and $767 million of available commitments and zero and $140 million of loans outstanding under the CCH Working Capital Facility, respectively. We had $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of both March 31, 2021 and December 31, 2020.

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

    Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2021, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted zero of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Restrictive Debt Covenants

As of March 31, 2021, we were in compliance with all covenants related to our debt agreements.

LIBOR

The use of LIBOR is expected to be phased out by June 2023. It is currently unclear whether LIBOR will be utilized beyond that date or whether it will be replaced by a particular rate. We intend to continue working with our lenders and counterparties to pursue any amendments to our debt and derivative agreements that are currently subject to LIBOR following LIBOR cessation and will continue to monitor, assess and plan for the phase out of LIBOR.

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the three months ended March 31, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$524	$94
Proceeds from issuances of debt	—	141
	$524	$235

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment, net	$(71)	$(220)
Repayments of debt	(140)	—
Other	(1)	(1)
	(212)	(221)
Net increase in restricted cash	$312	$14
Operating Cash Flows

Operating cash flows during the three months ended March 31, 2021 and 2020 were $524 million and $94 million, respectively. The $430 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and from higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the three months ended March 31, 2021.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the three months ended March 31, 2021, we repaid all of the outstanding borrowings under the CCH Working Capital Facility. During the three months ended March 31, 2020, we borrowed $141 million under the CCH Working Capital Facility.

Property, Plant and Equipment, net

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project, which are capitalized as construction-in-process until achievement of substantial completion. On March 26, 2021, substantial completion of Train 3 of the Liquefaction Project was achieved.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(5)	$77	$11	$77

Interest Rate Risk

We are exposed to interest rate risk primarily when we incur debt related to project financing. Interest rate risk is managed in part by replacing outstanding floating-rate debt with fixed-rate debt with varying maturities. We have entered into interest rate swaps to hedge the exposure to volatility in a portion of the floating-rate interest payments under the CCH Credit Facility (“CCH Interest Rate Derivatives”). In order to test the sensitivity of the fair value of the CCH Interest Rate Derivatives to changes in interest rates, management modeled a 10% change in the forward one-month LIBOR curve across the remaining terms of the CCH Interest Rate Derivatives as follows (in millions):

	March 31, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(114)	$1	$(140)	$1

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 1A.     RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Amended and Restated Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Stage 2 Liquefaction Facility, dated as of December 12, 2017, between CCL and Bechtel Oil, Gas and Chemicals, Inc.: the Change Order CO-00043 Early Turnover of Tank B, dated January 13, 2021 (Portions of this exhibit have been omitted)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 3, 2021	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)