Form 10-Q
period 2021-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2021-11-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC
TABLE OF CONTENTS

i

DEFINITIONS
As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM	integrated production marketing
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2021, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:
Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
LNG revenues	$1,029	$337	$2,470	$1,290
LNG revenues—affiliate	509	106	1,108	340
Total revenues	1,538	443	3,578	1,630

Operating costs and expenses
Cost of sales (excluding items shown separately below)	1,608	180	2,593	369
Cost of sales—affiliate	12	16	49	24
Cost of sales—related party	53	29	124	77
Operating and maintenance expense	112	91	315	275
Operating and maintenance expense—affiliate	25	23	77	68
Operating and maintenance expense—related party	2	2	7	4
General and administrative expense	2	1	5	5
General and administrative expense—affiliate	8	5	20	15
Depreciation and amortization expense	110	86	309	256
Impairment expense and loss on disposal of assets	1	1	2	1
Total operating costs and expenses	1,933	434	3,501	1,094

Income (loss) from operations	(395)	9	77	536

Other income (expense)
Interest expense, net of capitalized interest	(117)	(89)	(328)	(278)
Loss on modification or extinguishment of debt	(9)	(9)	(9)	(9)
Interest rate derivative loss, net	(2)	—	(3)	(233)
Other income, net	—	1	—	1
Total other expense	(128)	(97)	(340)	(519)

Net income (loss)	$(523)	$(88)	$(263)	$17

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets
Restricted cash	$59	$70
Accounts and other receivables, net of current expected credit losses	268	198
Accounts receivable—affiliate	137	42
Advances to affiliate	102	144
Inventory	126	89
Current derivative assets	37	10
Current derivative assets—related party	7	3
Other current assets	41	17
Other current assets—affiliate	—	1
Total current assets	777	574

Property, plant and equipment, net of accumulated depreciation	12,691	12,853
Debt issuance and deferred financing costs, net of accumulated amortization	8	11
Derivative assets	36	114
Derivative assets—related party	10	1
Other non-current assets, net	124	87
Total assets	$13,646	$13,640

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$51	$19
Accrued liabilities	541	318
Accrued liabilities—related party	20	16
Current debt, net of discount and debt issuance costs	103	269
Due to affiliates	26	32
Current derivative liabilities	673	143
Other current liabilities	1	—
Total current liabilities	1,415	797

Long-term debt, net of discount and debt issuance costs	10,027	10,101
Derivative liabilities	451	114
Other non-current liabilities	10	4

Member’s equity	1,743	2,624
Total liabilities and member’s equity	$13,646	$13,640

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2021
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2020	$2,624	$2,624
Net income	331	331
Balance at March 31, 2021	2,955	2,955
Capital distributions	(337)	(337)
Net loss	(71)	(71)
Balance at June 30, 2021	2,547	2,547
Capital distributions	(281)	(281)
Net loss	(523)	(523)
Balance at September 30, 2021	$1,743	$1,743

Three and Nine Months Ended September 30, 2020
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Net loss	(51)	(51)
Balance at March 31, 2020	2,367	2,367
Capital contributions	145	145
Net income	156	156
Balance at June 30, 2020	2,668	2,668
Distributions	(2)	(2)
Net loss	(88)	(88)
Balance at September 30, 2020	$2,578	$2,578
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$(263)	$17
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	309	256
Amortization of discount and debt issuance costs	18	16
Loss on modification or extinguishment of debt	9	9
Total losses on derivatives, net	987	93
Total losses (gains) on derivatives, net—related party	(13)	3
Net cash used for settlement of derivative instruments	(69)	(146)
Impairment expense and loss on disposal of assets	2	1
Other	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	(72)	(59)
Accounts receivable—affiliate	(96)	21
Advances to affiliate	43	16
Inventory	(32)	(13)
Accounts payable and accrued liabilities	316	78
Accrued liabilities—related party	8	11
Due to affiliates	—	7
Other, net	(54)	(47)
Other, net—affiliate	—	(1)
Net cash provided by operating activities	1,094	261

Cash flows from investing activities
Property, plant and equipment	(221)	(583)
Other	(2)	(4)
Net cash used in investing activities	(223)	(587)

Cash flows from financing activities
Proceeds from issuances of debt	750	910
Repayments of debt	(1,006)	(656)
Debt issuance and deferred financing costs	(3)	(8)
Debt extinguishment cost	(5)	—
Capital contributions	—	145
Distributions	(618)	—
Net cash provided by (used in) financing activities	(882)	391

Net increase (decrease) in restricted cash	(11)	65
Restricted cash—beginning of period	70	80
Restricted cash—end of period	$59	$145

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

Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2021.

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

Recent Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. We have credit facilities and interest rate swaps indexed to LIBOR, as further described in Note 6—Derivative Instruments and Note 8—Debt. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have not yet modified any of our existing contracts for reference rate reform. Once we apply an optional expedient to a modified contract and adopt this standard, the guidance will be applied to all subsequent applicable contract modifications until December 31, 2022, at which time the optional expedients are no longer available.

NOTE 2—RESTRICTED CASH

Restricted cash consists of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, we had $59 million and $70 million of restricted cash, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—ACCOUNTS AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

As of September 30, 2021 and December 31, 2020, accounts and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Trade receivable	$246	$182
Other accounts receivable	22	16
Total accounts and other receivables, net of current expected credit losses	$268	$198

NOTE 4—INVENTORY

As of September 30, 2021 and December 31, 2020, inventory consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Materials	$85	$69
LNG	25	11
Natural gas	15	9
Other	1	—
Total inventory	$126	$89

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

As of September 30, 2021 and December 31, 2020, property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
LNG terminal
LNG terminal and interconnecting pipeline facilities	$13,207	$10,176
LNG site and related costs	294	276
LNG terminal construction-in-process	55	2,960
Accumulated depreciation	(872)	(568)
Total LNG terminal, net of accumulated depreciation	12,684	12,844
Fixed assets
Fixed assets	23	22
Accumulated depreciation	(16)	(13)
Total fixed assets, net of accumulated depreciation	7	9
Property, plant and equipment, net of accumulated depreciation	$12,691	$12,853

The following table shows depreciation expense and offsets to LNG terminal costs during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$111	$85	$309	$255
Offsets to LNG terminal costs (1)	—	—	143	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the Liquefaction Project during the testing phase for its construction.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:
•interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our amended and restated term loan credit facility (the “CCH Credit Facility”) and to hedge against changes in interest rates that could impact anticipated future issuance of debt (“CCH Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”) and
•commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of
	September 30, 2021				December 31, 2020
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
CCH Interest Rate Derivatives liability	$—	$(67)	$—	$(67)	$—	$(140)	$—	$(140)
Liquefaction Supply Derivatives asset (liability)	(3)	11	(975)	(967)	4	(5)	12	11

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

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including evaluating whether the respective market is available as pipeline infrastructure is developed. The fair value of our Physical Liquefaction Supply Derivatives incorporates risk premiums related to the satisfaction of conditions precedent, such as completion and placement into service of relevant pipeline infrastructure to accommodate marketable physical gas flow. As of September 30, 2021 and December 31, 2020, some of our Physical Liquefaction Supply Derivatives existed within markets for which the pipeline infrastructure was under development to accommodate marketable physical gas flow.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(975)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.439) - $0.895 / $(0.012)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	162% - 516% / 257%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Physical Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties, during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance, beginning of period	$(260)	$173	$12	$35
Realized and mark-to-market gains (losses):
Included in cost of sales	(766)	28	(1,032)	196
Purchases and settlements:
Purchases	(1)	(4)	17	(2)
Settlements	52	(23)	28	(55)
Balance, end of period	$(975)	$174	$(975)	$174
Change in unrealized gains (losses) relating to instruments still held at end of period	$(766)	$28	$(1,032)	$196

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As of September 30, 2021, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	September 30, 2021	December 31, 2020	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$4.5 billion	$4.6 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

		Gain ( Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
CCH Interest Rate Derivatives	Interest rate derivative loss, net	$(2)	$—	$(3)	$(138)
CCH Interest Rate Forward Start Derivatives	Interest rate derivative loss, net	—	—	—	(95)

Liquefaction Supply Derivatives

CCL has entered into primarily index-based physical natural gas supply contracts and associated economic hedges, including those associated with our IPM transactions, to purchase natural gas for the commissioning and operation of the Liquefaction Project. The remaining terms of the physical natural gas supply contracts range up to 10 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 3,028 TBtu and 3,152 TBtu as of September 30, 2021 and December 31, 2020, respectively, of which 119 TBtu and 60 TBtu, respectively, were for a natural gas supply contract CCL has with a related party.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues	$(3)	$14	$(3)	$4
Cost of sales	(733)	(17)	(981)	136
Cost of sales—related party	6	(5)	13	(3)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$37	$37
Current derivative assets—related party	—	7	7
Derivative assets	—	36	36
Non-current derivative assets—related party	—	10	10
Total derivative assets	—	90	90

Current derivative liabilities	(67)	(606)	(673)
Derivative liabilities	—	(451)	(451)
Total derivative liabilities	(67)	(1,057)	(1,124)

Derivative liability, net	$(67)	$(967)	$(1,034)

	December 31, 2020
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$10	$10
Current derivative assets—related party	—	3	3
Derivative assets	—	114	114
Derivative assets—related party	—	1	1
Total derivative assets	—	128	128

Current derivative liabilities	(100)	(43)	(143)
Derivative liabilities	(40)	(74)	(114)
Total derivative liabilities	(140)	(117)	(257)

Derivative asset (liability), net	$(140)	$11	$(129)

(1)Does not include collateral posted with counterparties by us of $18 million and $5 million, which are included in other current assets in our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives

As of September 30, 2021
Gross assets	$—	$103
Offsetting amounts	—	(13)
Net assets	$—	$90

Gross liabilities	$(67)	$(1,075)
Offsetting amounts	—	18
Net liabilities	$(67)	$(1,057)

As of December 31, 2020
Gross assets	$—	$132
Offsetting amounts	—	(4)
Net assets	$—	$128

Gross liabilities	$(140)	$(136)
Offsetting amounts	—	19
Net liabilities	$(140)	$(117)

NOTE 7—ACCRUED LIABILITIES

As of September 30, 2021 and December 31, 2020, accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Interest costs and related debt fees	$107	$7
Accrued natural gas purchases	352	186
Liquefaction Project costs	40	76
Other	42	49
Total accrued liabilities	$541	$318

NOTE 8—DEBT

As of September 30, 2021 and December 31, 2020, our debt consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Long-term debt:
2.742% to 7.000% senior secured notes due between June 2024 and December 2039 and CCH Credit Facility	$10,128	$10,217
Unamortized discount and debt issuance costs, net of accumulated amortization	(101)	(116)
Total long-term debt, net of discount and debt issuance costs	10,027	10,101

Current debt:
$1.2 billion CCH working capital facility (“CCH Working Capital Facility”) and current portion of CCH Credit Facility	104	271
Unamortized discount and debt issuance costs, net of accumulated amortization	(1)	(2)
Total current debt, net of discount and debt issuance costs	103	269

Total debt, net of discount and debt issuance costs	$10,130	$10,370

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Issuances and Repayments

The following table shows the issuances and repayments of long-term debt during the nine months ended September 30, 2021, excluding intra-quarter borrowings and repayments (in millions):

Issuances	Principal Amount Issued
2.742% Senior Notes due 2039 (the “2.742% CCH Senior Secured Notes”) (1)	750

Repayments	Principal Amount Repaid
CCH Credit Facility (1)	866

(1)Net proceeds of the 2.742% CCH Senior Secured Notes, together with cash on hand, were used to prepay a portion of the principal amount outstanding under the CCH Credit Facility, resulting in $9 million of loss on extinguishment of debt relating to the payment of early redemption fees and write off of unamortized issuance costs.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2021 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Original facility size	$8,404	$350
Incremental commitments	1,566	850
Less:
Outstanding balance	1,761	—
Commitments prepaid or terminated	8,209	—
Letters of credit issued	—	360
Available commitment	$—	$840

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75%	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75%
Weighted average interest rate of outstanding balance	1.83%	n/a
Maturity date	June 30, 2024	June 29, 2023

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of September 30, 2021, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest cost	$118	$117	$355	$365
Capitalized interest, including amounts capitalized as an Allowance for Funds Used During Construction	(1)	(28)	(27)	(87)
Total interest expense, net of capitalized interest	$117	$89	$328	$278

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$6,500	$7,225	$5,750	$6,669
Senior notes — Level 3 (2)	1,971	2,320	1,971	2,387
Credit facilities — Level 3 (3)	1,761	1,761	2,767	2,767

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

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues (1)	$1,032	$323	$2,473	$1,286
LNG revenues—affiliate	509	106	1,108	340
Total revenues from customers	1,541	429	3,581	1,626
Net derivative gain (loss) (2)	(3)	14	(3)	4
Total revenues	$1,538	$443	$3,578	$1,630

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the three and nine months ended September 30, 2020, we recognized $62 million and $398 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $26 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2021 and 2020 excluded zero and $200 million, respectively, and LNG revenues during the nine months ended September 30, 2021 and 2020 excluded $38 million and zero, respectively, that would have otherwise been recognized during the period if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2021	2020
Contract assets, net of current expected credit losses	$87	$48

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the nine months ended September 30, 2021 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.2	10	$32.3	10
LNG revenues—affiliate	1.0	11	1.0	12
Total revenues	$33.2		$33.3

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

We have elected the following exemptions which omit certain potential future sources of revenue from the table above:
(1)We omit from the table above all performance obligations that are part of a contract that has an original expected duration of one year or less.
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 59% and 31% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2021 and 2020, respectively, and approximately 53% and 26% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2021 and 2020, respectively, were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the three and nine months ended September 30, 2021 and 2020.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements	$500	$106	$1,079	$334
Contracts for Sale and Purchase of Natural Gas and LNG	9	—	29	6
Total LNG revenues—affiliate	509	106	1,108	340

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	12	16	18	24
Cheniere Marketing Agreements	—	—	31	—
Total cost of sales—affiliate	12	16	49	24

Cost of sales—related party
Natural Gas Supply Agreement	53	29	124	77

Operating and maintenance expense—affiliate
Services Agreements	24	23	76	68
Land Agreements	1	—	1	—
Total operating and maintenance expense—affiliate	25	23	77	68

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	2	2	7	4

General and administrative expense—affiliate
Services Agreements	8	5	20	15

We had $26 million and $32 million due to affiliates as of September 30, 2021 and December 31, 2020, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has a fixed price SPA with Cheniere Marketing (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Facilities that is not committed to customers under third-party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with a term through 2043 with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA with Cheniere Marketing for approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of September 30, 2021 and December 31, 2020, CCL had $136 million and $39 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

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

Natural Gas Supply Agreement

CCL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project through March 2022. This related party is partially owned by the investment management company that also partially owns our affiliated entity. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $19 million and $13 million, current derivative assets—related party of $7 million and $3 million and derivative assets—related party of $10 million and $1 million as of September 30, 2021 and December 31, 2020, respectively, related to this agreement.

Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years which began in May 2020. Cheniere accounts for its investment in this related party as an equity method investment. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $1 million as of both September 30, 2021 and December 31, 2020 related to this agreement.

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

State Tax Sharing Agreements
CCL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCL will pay to Cheniere an amount equal to the state and local tax that CCL would be required to pay if CCL’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from CCL under the agreement. The agreement is effective for tax returns due on or after May 2015.

CCP has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCP and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCP will pay to Cheniere an amount equal to the state and local tax that CCP would be required to pay if CCP’s state and local tax liability were calculated on a separate company basis. There have been no state and local taxes paid by Cheniere and Cheniere has not demanded any such payments from CCP under the agreement. The agreement is effective for tax returns due on or after May 2015.

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2021, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has no outstanding letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with accounts receivable, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total accounts receivable, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers				Percentage of Accounts Receivable, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Customer A	22%	17%	23%	33%	17%	15%
Customer B	13%	14%	16%	16%	*	*
Customer C	16%	12%	16%	*	*	10%
Customer D	*	*	*	*	*	16%
Customer E	*	*	*	*	30%	27%
Customer F	*	13%	*	*	*	11%
Customer G	10%	—%	*	—%	*	—%

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for interest, net of amounts capitalized	$219	$192
Non-cash distributions to affiliates for conveyance of assets	—	2

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $15 million and $52 million as of September 30, 2021 and 2020, respectively.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In August 2021, Cheniere also announced a peer-reviewed LNG life cycle assessment study which allows for improved greenhouse gas emissions assessment, which was published in the American Chemical Society Sustainable Chemistry & Engineering Journal. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events
Our significant events since January 1, 2021 and through the filing date of this Form 10-Q include the following:
•As of October 31, 2021, over 380 cumulative LNG cargoes totaling over 25 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In August 2021, we issued an aggregate principal amount of $750 million of fully amortizing 2.742% Senior Secured Notes due 2039 (the “2.742% CCH Senior Secured Notes”). The net proceeds of the 2.742% CCH Senior Secured Notes were used to prepay a portion of the principal amount outstanding under our amended and restated term loan credit facility (the “CCH Credit Facility”).
•On March 26, 2021, substantial completion of Train 3 of the Liquefaction Project was achieved.

•CCL entered into an SPA for portfolio volumes aggregating approximately 7 million tonnes of LNG to be delivered between 2021 and 2032.
Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the nine months ended September 30, 2021 and 2020:

(1)	The nine months ended September 30, 2021 excludes four TBtu that were loaded at our affiliate’s facility.
Our consolidated net loss was $523 million and $88 million for the three months ended September 30, 2021 and 2020, respectively, and a net loss of $263 million and net income of $17 million for the nine months ended September 30, 2021 and 2020, respectively. These $435 million and $280 million increases in net losses, respectively, were mainly due to the increase in commodity derivatives losses from changes in fair value and settlements of $719 million and $882 million between the three months period and nine months period, respectively, partially offset by increased revenue from increased volume of LNG delivered between the periods, partly as a result of the third Train which achieved substantial completion on March 26, 2021, and from increased revenues per MMBtu.

Substantially all derivative losses relate to the use of commodity derivative instruments related to our IPM agreements, which are indexed to international LNG prices. While operationally, we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of unprecedented appreciation in forward international LNG commodity curves during the three and nine months ended September 30, 2021, we recognized $735 million and approximately $1.0 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions related to IPM gas supply agreements.

We enter into derivative instruments to manage our exposure to commodity-related marketing risk and changing interest rate volatility. Derivative instruments are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying transactions being economically hedged are accounted for under the accrual method of accounting, whereby revenues and expenses are recognized only upon delivery, receipt or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2021	2020	Change	2021	2020	Change
LNG revenues	$1,029	$337	$692	$2,470	$1,290	$1,180
LNG revenues—affiliate	509	106	403	1,108	340	768
Total revenues	$1,538	$443	$1,095	$3,578	$1,630	$1,948

LNG volumes recognized as revenues (in TBtu) (1)	193	65	128	541	264	277

(1)Excludes volume associated with cargoes for which customers notified us that they would not take delivery. During the nine months ended September 30, 2021, includes four TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.1 billion and $1.9 billion during the three and nine months ended September 30, 2021 from the three and nine months ended September 30, 2020, respectively, primarily as a result of higher volume of LNG delivered between the periods due to the delivery of all available volume of LNG in 2021 and as a result of production from the third Train which achieved substantial completion on March 26, 2021, as well as increased revenues per MMBtu during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recognized $62 million and $398 million, respectively, in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $26 million would have been recognized subsequent to September 30, 2020 had the cargoes been lifted pursuant to the delivery schedules with the customers. LNG revenues during the three months ended September 30, 2021 and 2020 excluded zero and $200 million, respectively, and LNG revenues during the nine months ended September 30, 2021 and 2020 excluded $38 million and zero, respectively, that would have otherwise been recognized during the quarter if the cargoes were lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the three and nine months ended September 30, 2021.

Also included in LNG revenues are the sale of certain unutilized natural gas procured for the liquefaction process and gains and losses from derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $60 million and $97 million during the three months ended September 30, 2021 and 2020, respectively, and $150 million and $148 million during the nine months ended September 30, 2021 and 2020, respectively, related to these transactions.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not realize any offsets to LNG terminal costs during the three months ended September 30, 2021 and three and nine months ended September 30, 2020.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Cost of sales	$1,608	$180	$1,428	$2,593	$369	$2,224
Cost of sales—affiliate	12	16	(4)	49	24	25
Cost of sales—related party	53	29	24	124	77	47
Operating and maintenance expense	112	91	21	315	275	40
Operating and maintenance expense—affiliate	25	23	2	77	68	9
Operating and maintenance expense—related party	2	2	—	7	4	3
General and administrative expense	2	1	1	5	5	—
General and administrative expense—affiliate	8	5	3	20	15	5
Depreciation and amortization expense	110	86	24	309	256	53
Impairment expense and loss on disposal of assets	1	1	—	2	1	1
Total operating costs and expenses	$1,933	$434	$1,499	$3,501	$1,094	$2,407

Total operating costs and expenses increased between the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales (including related party) increased during the three and nine months ended September 30, 2021 from the comparable 2020 periods, primarily as a result of increased cost of natural gas feedstock as a result of higher US natural gas prices and increased volume of LNG delivered, as well as unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Project driven by unfavorable shifts in international forward commodity curves. Partially offsetting these increases during the nine months ended September 30, 2021 was a decrease in net costs associated with the sale of certain unutilized natural gas procured for the liquefaction process. Cost of sales—affiliate increased during the nine months ended September 30, 2021 as a result of the cost of cargoes procured from our affiliate to fulfill our commitments to our long-term customers during operational constraints.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliate and related party) increased between the three and nine months ended September 30, 2021 and 2020 primarily due to increased natural gas transportation and storage capacity demand charges, generally as a result of an additional Train that was in operation between the periods. Operating and maintenance (including affiliates) also includes third-party service and maintenance contract costs, payroll and benefit costs of operations personnel, insurance and regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three and nine months ended September 30, 2021 from the comparable period in 2020 as a result of commencing operations of Train 3 of the Liquefaction Project in March 2021.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Interest expense, net of capitalized interest	$117	$89	$28	$328	$278	$50
Loss on modification or extinguishment of debt	9	9	—	9	9	—
Interest rate derivative loss, net	2	—	2	3	233	(230)
Other income, net	—	(1)	1	—	(1)	1
Total other expense	$128	$97	$31	$340	$519	$(179)

Interest expense, net of capitalized interest increased during the three and nine months ended September 30, 2021 compared to the comparable periods in 2020, primarily because the construction of the final Train of the Liquefaction Project was completed in March 2021, which eliminated the portion of total interest costs that was eligible for capitalization. During the three months ended September 30, 2021 and 2020 we incurred $118 million and $117 million of total interest cost, of which we capitalized $1 million and $28 million, respectively. During the nine months ended September 30, 2021 and 2020, we incurred $355 million and $365 million of total interest cost of which we capitalized $27 million and $87 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the assets of the Liquefaction Project.

Interest rate derivative loss, net decreased during the nine months ended September 30, 2021 compared to the comparable 2020 period, primarily due to a favorable shift in the long-term forward LIBOR curve between the periods and the settlement of certain outstanding derivatives in August 2020 that were in an unfavorable position.

Liquidity and Capital Resources

The following table provides a summary of our liquidity position at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Restricted cash designated for the Liquefaction Project	$59	$70
Available commitments under the following credit facilities:
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”)	840	767

Corpus Christi LNG Terminal

Liquefaction Facilities

We are currently operating three Trains and two marine berths at the Liquefaction Project. We completed construction of Trains 1, 2 and 3 of the Liquefaction Project and commenced commercial operating activities in February 2019, August 2019 and March 2021, respectively. We received approval from FERC to site, construct and operate up to a combined total equivalent of approximately 875.16 Bcf/yr (approximately 17 mtpa) of natural gas from the Liquefaction Project.

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG terminal to FTA countries and non-FTA countries through December 31, 2050, up to a combined total equivalent of approximately 767 Bcf/yr (approximately 15 mtpa) of natural gas, and an additional 108.16 Bcf/yr (approximately 2 mtpa) to FTA countries only, with the authorization for the additional volume to non-FTA countries pending.

In December 2020, the DOE announced a new policy in which it would no longer issue short-term export authorizations separately from long-term authorizations. Accordingly, the DOE amended each of CCL’s long-term authorizations to include short-term export authority, and vacated the short-term orders.

Customers

CCL has entered into fixed price long-term SPAs with third-parties, generally with terms of 20 years (plus extension rights) and with a weighted average remaining contract length of approximately 18 years (plus extension rights) for Trains 1 through 3 of the Liquefaction Project to make available an aggregate amount of LNG that is approximately 80% of the total production capacity from these Trains. Under these SPAs, the customers will purchase LNG from CCL on a free on board (“FOB”) basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG equal to approximately 115% of Henry Hub. The customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. We refer to the fee component that is applicable regardless of a cancellation or suspension of LNG cargo deliveries under the SPAs as the fixed fee component of the price under our SPAs. We refer to the fee component that is applicable only in connection with LNG cargo deliveries as the variable fee component of the price under our SPAs. The variable fee under CCL’s SPAs entered into in connection with the development of the Liquefaction Project was sized at the time of entry into each SPA with the intent to cover the costs of gas purchases and transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery for the applicable Train, as specified in each SPA.

In aggregate, the minimum annual fixed fee portion to be paid by the third-party SPA customers is approximately $1.8 billion for Trains 1 through 3.

In addition, Cheniere Marketing International LLP (“Cheniere Marketing”) has agreements with CCL to purchase: (1) approximately 15 TBtu per annum of LNG with a term through 2043, (2) any LNG produced by CCL in excess of that required for other customers at Cheniere Marketing’s option and (3) approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the IPM gas supply agreement between CCL and EOG Resources, Inc..

Natural Gas Transportation, Storage and Supply

To ensure CCL is able to transport adequate natural gas feedstock to the Corpus Christi LNG terminal, it has entered into transportation precedent agreements to secure firm pipeline transportation capacity with CCP and certain third-party pipeline companies. CCL has entered into a firm storage services agreement with a third party to assist in managing variability in natural gas needs for the Liquefaction Project. CCL has also entered into enabling agreements and long-term natural gas supply contracts with third parties, and will continue to enter into such agreements, in order to secure natural gas feedstock for the Liquefaction Project. As of September 30, 2021, CCL had secured up to approximately 2,798 TBtu of natural gas feedstock through long-term natural gas supply contracts with remaining terms that range up to 10 years, a portion of which is subject to the achievement of certain project milestones and other conditions precedent.

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

Capital Resources

The following table provides a summary of our capital resources from borrowings and available commitments for the Liquefaction Project, excluding any equity contributions, at September 30, 2021 and December 31, 2020 (in millions):

	September 30,	December 31,
	2021	2020
Senior notes (1)	$8,471	$7,721
Credit facilities outstanding balance (2)	1,761	2,767
Letters of credit issued (2)	360	293
Available commitments under credit facilities (2)	840	767
Total capital resources from borrowings and available commitments (3)	$11,432	$11,548

(1)Includes our 2.742% to 7.000% senior secured notes due between June 2024 and December 2039 (collectively, the “CCH Senior Notes”).
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

CCH Credit Facility

We have total commitments under the CCH Credit Facility of $6.1 billion. Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and the assets of our subsidiaries and by a pledge by CCH HoldCo I of its limited liability company interests in us. As of both September 30, 2021 and December 31, 2020, we had no available commitments. As of September 30, 2021 and December 31, 2020, we had $1.8 billion and $2.6 billion, respectively, of loans outstanding under the CCH Credit Facility.

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

CCH Working Capital Facility

We have total commitments under the CCH Working Capital Facility of $1.2 billion. The CCH Working Capital Facility is intended to be used for loans (“CCH Working Capital Loans”) and the issuance of letters of credit for certain working capital requirements related to developing and operating the Liquefaction Project and for related business purposes. Loans under the CCH Working Capital Facility are guaranteed by the Guarantors. We may, from time to time, request increases in the commitments under the CCH Working Capital Facility of up to the maximum allowed for working capital under the Common Terms Agreement that was entered into concurrently with the CCH Credit Facility. As of September 30, 2021 and December 31, 2020, we had $840 million and $767 million of available commitments, zero and $140 million of loans outstanding and $360 million and $293 million aggregate amount of issued letters of credit under the CCH Working Capital Facility, respectively.

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

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of September 30, 2021, we have received $703 million in contributions under the Equity Contribution Agreement and Cheniere has posted zero of letters of credit on our behalf under its revolving credit facility. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

Restrictive Debt Covenants

As of September 30, 2021, we were in compliance with all covenants related to our debt agreements.

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

Sources and Uses of Cash

The following table summarizes the sources and uses of our cash, cash equivalents and restricted cash for the nine months ended September 30, 2021 and 2020 (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2021	2020
Sources of cash, cash equivalents and restricted cash:
Net cash provided by operating activities	$1,094	$261
Proceeds from issuances of debt	750	910
Capital contributions	—	145
	$1,844	$1,316

Uses of cash, cash equivalents and restricted cash:
Property, plant and equipment	$(221)	$(583)
Repayments of debt	(1,006)	(656)
Debt issuance and deferred financing costs	(3)	(8)
Debt extinguishment cost	(5)	—
Distributions	(618)	—
Other	(2)	(4)
	(1,855)	(1,251)
Net increase (decrease) in restricted cash	$(11)	$65

Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2021 and 2020 were $1,094 million and $261 million, respectively. The $833 million increase in operating cash inflows in 2021 compared to 2020 was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue per MMBtu and increased volume of LNG delivered between periods, in addition to higher than normal contributions from LNG and natural gas portfolio optimization activities due to significant volatility in LNG and natural gas markets during the nine months ended September 30, 2021. Partially offsetting these operating cash inflows was higher operating cash outflows due to higher natural gas feedstock costs.

Proceeds from Issuance of Debt, Repayments of Debt, Debt Issuance and Other Financing Costs and Debt Modification or Extinguishment Costs

During the nine months ended September 30, 2021, we issued an aggregate principal amount of $750 million of the 2.742% CCH Senior Secured Notes and incurred $3 million of debt issuance and deferred financing costs related to this issuance. The proceeds of this issuance, together with cash on hand, were used to repay $866 million of outstanding borrowings under the CCH Credit Facility and $140 million of outstanding borrowings under the CCH Working Capital Facility, and we incurred $5 million related to these repayments. During the nine months ended September 30, 2020, we issued an aggregate principal amount of $769 million of the 3.52% Senior Secured Notes due 2039 and incurred $8 million of debt issuance and deferred financing costs related to this issuance. We also borrowed $141 million and repaid $656 million under the CCH Working Capital Facility.

Distributions

During the nine months ended September 30, 2021, we made distributions of $618 million to Cheniere.

Property, Plant and Equipment

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project, which are capitalized as construction-in-process until achievement of substantial completion. On March 26, 2021, substantial completion of Train 3 of the Liquefaction Project was achieved.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no transactions that met the definition of off-balance sheet arrangements that may have a current or future material effect on our consolidated financial position or operating results.

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(967)	$170	$11	$77

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

	September 30, 2021		December 31, 2020
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
CCH Interest Rate Derivatives	$(67)	$—	$(140)	$1

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
4.1
Fifth Supplemental Indenture, dated as of August 24, 2021, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 24, 2021)

10.1
Registration Rights Agreement, dated as of August 24, 2021, among the Company and CCL, CCP. and Corpus Christi Pipeline GP, LLC, as guarantors, and Morgan Stanley & Co. LLC, for itself and as representative of the purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on August 24, 2021)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 3, 2021	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	November 3, 2021	By:	/s/ Leonard E. Travis
Leonard E. Travis
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)