Form 10-Q
period 2022-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2022-05-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒
Note: The registrant was a voluntary filer until March 25, 2022. The registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
LNG revenues	$1,324	$615
LNG revenues—affiliate	671	268
Total revenues	1,995	883

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,341	186
Cost of sales—affiliate	12	35
Cost of sales—related party	—	35
Operating and maintenance expense	113	83
Operating and maintenance expense—affiliate	30	24
Operating and maintenance expense—related party	2	2
General and administrative expense	2	1
General and administrative expense—affiliate	8	5
Depreciation and amortization expense	110	89
Total operating costs and expenses	2,618	460

Income (loss) from operations	(623)	423

Other income (expense)
Interest expense, net of capitalized interest	(118)	(93)
Loss on modification or extinguishment of debt	(2)	—
Interest rate derivative gain, net	3	1
Total other expense	(117)	(92)

Net income (loss)	$(740)	$331

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$50	$44
Trade and other receivables, net of current expected credit losses	197	280
Accounts receivable—affiliate	317	315
Advances to affiliate	91	128
Inventory	133	156
Current derivative assets	21	17
Margin deposits	64	13
Other current assets	9	15
Total current assets	882	968

Property, plant and equipment, net of accumulated depreciation	12,509	12,607
Debt issuance and deferred financing costs, net of accumulated amortization	6	7
Derivative assets	13	37
Other non-current assets, net	175	145
Total assets	$13,585	$13,764

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$78	$119
Accrued liabilities	632	631
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	62	366
Due to affiliates	18	35
Current derivative liabilities	1,077	668
Other current liabilities	2	1
Total current liabilities	1,870	1,821

Long-term debt, net of discount and debt issuance costs	9,757	9,986
Derivative liabilities	1,231	638
Other non-current liabilities	48	38

Member’s equity	679	1,281
Total liabilities and member’s equity	$13,585	$13,764

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2021	$1,281	$1,281
Capital contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	$679	$679

Three Months Ended March 31, 2021
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2020	$2,624	$2,624
Net income	331	331
Balance at March 31, 2021	$2,955	$2,955

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(740)	$331
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	110	89
Amortization of discount and debt issuance costs	6	5
Loss on modification or extinguishment of debt	2	—
Total losses on derivatives instruments, net	1,052	9
Total gains on derivatives, net—related party	—	(1)
Net cash used for settlement of derivative instruments	(30)	(18)
Changes in operating assets and liabilities:
Trade and other receivables	83	41
Accounts receivable—affiliate	(2)	(35)
Advances to affiliate	37	51
Inventory	22	(2)
Accounts payable and accrued liabilities	(28)	66
Accrued liabilities—related party	—	1
Due to affiliates	(15)	(12)
Other, net	(44)	(1)
Net cash provided by operating activities	453	524

Cash flows from investing activities
Property, plant and equipment	(45)	(71)
Other	—	(1)
Net cash used in investing activities	(45)	(72)

Cash flows from financing activities
Repayments of debt	(540)	(140)
Capital contributions	138	—
Net cash used in financing activities	(402)	(140)

Net increase in restricted cash and cash equivalents	6	312
Restricted cash and cash equivalents—beginning of period	44	70
Restricted cash and cash equivalents—end of period	$50	$382

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG. Additionally, we operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “Liquefaction Project”). The Liquefaction Project also includes three LNG storage tanks and two marine berths.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. Reclassifications that are not material to our Consolidated Financial Statements, if any, are made to prior period financial information to conform to the current year presentation.

Results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. The transition period under this standard is effective March 12, 2020 and will apply through December 31, 2022.

We have various credit facilities and interest rate swaps indexed to LIBOR, as further described in Note 8—Debt. To date, we have amended certain of our credit facilities to incorporate a fallback replacement rate indexed to SOFR as a result of the expected LIBOR transition. We elected to apply the optional expedients as applicable to certain modified terms, however the impact of applying the optional expedients was not material, and we do not expect the transition to a replacement rate indexed to SOFR to have a material impact on our future cash flows.. We will continue to elect to apply the optional expedients to qualifying contract modifications in the future.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of March 31, 2022 and December 31, 2021, we had $50 million and $44 million of restricted cash and cash equivalents, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Trade receivables	$160	$256
Other receivables	37	24
Total trade and other receivables, net of current expected credit losses	$197	$280

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Materials	$89	$88
LNG	24	45
Natural gas	19	21
Other	1	2
Total inventory	$133	$156

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
LNG terminal
LNG terminal and interconnecting pipeline facilities	$13,263	$13,222
LNG site and related costs	294	294
LNG terminal construction-in-process	37	66
Accumulated depreciation	(1,090)	(981)
Total LNG terminal, net of accumulated depreciation	12,504	12,601
Fixed assets
Fixed assets	22	23
Accumulated depreciation	(17)	(17)
Total fixed assets, net of accumulated depreciation	5	6
Property, plant and equipment, net of accumulated depreciation	$12,509	$12,607

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2022	2021
Depreciation expense	$110	$88
Offsets to LNG terminal costs (1)	—	143

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 6—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments that are reported at fair value:
•interest rate swaps (“Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our amended and restated term loan credit facility (the “CCH Credit Facility”) and
•commodity derivatives consisting of natural gas supply contracts, including those under our IPM agreement, for the commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case it is capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$(12)	$—	$(12)	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(49)	22	(2,235)	(2,262)	5	4	(1,221)	(1,212)

We value our Interest Rate Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market-based approach or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

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

We include a portion of our Physical Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of March 31, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(2,235)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.815) - $0.103 / $(0.156)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	266% - 533% / 363%

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties (in millions):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	$(1,221)	$12
Realized and mark-to-market losses:
Included in cost of sales	(1,170)	(66)
Purchases and settlements:
Purchases	(5)	3
Settlements	161	37
Balance, end of period	$(2,235)	$(14)
Change in unrealized loss relating to instruments still held at end of period	$(1,170)	$(66)

Except for Interest Rate Derivatives, all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

We have entered into interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility.

As of March 31, 2022, we had the following Interest Rate Derivatives outstanding:

	Notional Amounts
	March 31, 2022	December 31, 2021	Latest Maturity Date	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$4.5 billion	$4.5 billion	May 31, 2022	2.30%	One-month LIBOR

The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended March 31,
		2022	2021
Interest Rate Derivatives	Interest rate derivative gain, net	$3	$1

Liquefaction Supply Derivatives

CCL has entered into primarily index-based Liquefaction Supply Derivatives. The remaining terms of the physical natural gas supply contracts range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 2,889 TBtu and 2,915 TBtu as of March 31, 2022 and December 31, 2021, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2022	2021
LNG revenues	$(5)	$1
Cost of sales	(1,050)	(11)
Cost of sales—related party (2)	—	1

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement as of November 1, 2021 as discussed in Note 10—Related Party Transactions.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	March 31, 2022
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$21	$21
Derivative assets	—	13	13
Total derivative assets	—	34	34

Current derivative liabilities	(12)	(1,065)	(1,077)
Derivative liabilities	—	(1,231)	(1,231)
Total derivative liabilities	(12)	(2,296)	(2,308)

Derivative liability, net	$(12)	$(2,262)	$(2,274)

	December 31, 2021
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$17	$17
Derivative assets	—	37	37
Total derivative assets	—	54	54

Current derivative liabilities	(40)	(628)	(668)
Derivative liabilities	—	(638)	(638)
Total derivative liabilities	(40)	(1,266)	(1,306)

Derivative liability, net	$(40)	$(1,212)	$(1,252)

(1)Does not include collateral posted with counterparties by us of $64 million and $13 million, which are included in other current assets in our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

Our derivative instruments are presented on a net basis on our Consolidated Balance Sheets as described above. The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions):

Liquefaction Supply Derivatives

As of March 31, 2022
Gross assets	$39
Offsetting amounts	(5)
Net assets	$34

Gross liabilities	$(2,307)
Offsetting amounts	11
Net liabilities	$(2,296)

As of December 31, 2021
Gross assets	$76
Offsetting amounts	(22)
Net assets	$54

Gross liabilities	$(1,295)
Offsetting amounts	29
Net liabilities	$(1,266)

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Accrued natural gas purchases	$464	$531
Interest costs and related debt fees	110	7
Liquefaction Project costs	41	43
Other accrued liabilities	17	50
Total accrued liabilities	$632	$631

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—DEBT

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Senior Secured Notes:
7.000% due 2024	$1,250	$1,250
5.875% due 2025	1,500	1,500
5.125% due 2027	1,500	1,500
3.700% due 2029	1,500	1,500
3.72% weighted average rate due 2039	2,721	2,721
Total Senior Secured Notes	8,471	8,471
CCH Credit Facility (1)	1,439	1,728
$1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) (2)	—	250
Total debt	9,910	10,449

Current portion of long-term debt	(62)	(117)
Short-term debt	—	(250)
Unamortized discount and debt issuance costs, net	(91)	(96)
Total long-term debt, net of discount and debt issuance costs	$9,757	$9,986

(1)A portion of the outstanding balance that is due within one year is classified as current portion of long-term debt.
(2)The CCH Working Capital Facility is classified as short-term debt.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2022 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$1,439	$1,200
Less:
Outstanding balance	1,439	—
Letters of credit issued	—	276
Available commitment	$—	$924

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	LIBOR plus 1.75% or base rate plus 0.75% (1)	LIBOR plus 1.25% - 1.75% or base rate plus 0.25% - 0.75% (1)
Weighted average interest rate of outstanding balance	2.21%	n/a
Commitment fees on undrawn balance	n/a	0.50%
Maturity date	June 30, 2024	June 29, 2023

(1)These facilities were amended in 2021 to establish a SOFR-indexed replacement rate for LIBOR.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions.

As of March 31, 2022, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Total interest cost	$119	$119
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(1)	(26)
Total interest expense, net of capitalized interest	$118	$93

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$6,500	$6,675	$6,500	$7,095
Senior notes — Level 3 (2)	1,971	2,059	1,971	2,227

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

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues	$1,329	$614
LNG revenues—affiliate	671	268
Total revenues from customers	2,000	882
Net derivative gain (loss) (1)	(5)	1
Total revenues	$1,995	$883

(1)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$115	$104

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2022
Deferred revenue, beginning of period	$35
Cash received but not yet recognized in revenue	45
Revenue recognized from prior period deferral	(35)
Deferred revenue, end of period	$45

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$32.6	9	$31.7	9
LNG revenues—affiliate	1.0	10	1.1	10
Total revenues	$33.6		$32.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 64% and 47% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2022 and 2021, respectively, were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the three months ended March 31, 2022 and 2021.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$665	$260
Contracts for Sale and Purchase of Natural Gas and LNG	6	8
Total LNG revenues—affiliate	671	268

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	12	4
Cheniere Marketing Agreements	—	31
Total cost of sales—affiliate	12	35

Cost of sales—related party
Natural Gas Supply Agreement (1)	—	35

Operating and maintenance expense—affiliate
Services Agreements	30	24

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	2	2

General and administrative expense—affiliate
Services Agreements	8	5

(1)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement as of December 31, 2021 as discussed below.

We had $18 million and $35 million due to affiliates as of March 31, 2022 and December 31, 2021, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has a fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Project that is not committed to customers under third party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with a term through 2043 with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA with Cheniere Marketing for approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of March 31, 2022 and December 31, 2021, CCL had $317 million and $314 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Services Agreements

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has a G&P Agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Project, for services performed while the Liquefaction Project is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements, information technology services and other services required to operate and maintain the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Project, for services performed while the Liquefaction Project is operational, CCL will pay, in addition to the reimbursement of operating expenses, a fixed monthly fee of $125,000 (indexed for inflation) for services with respect to such Train.

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

Management Services Agreements (“MSAs”)

CCL has a MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the G&P Agreement and the CCL O&M Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Project and obtaining insurance. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of expenses. After substantial completion of each Train, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee equal to 3% of the capital expenditures incurred in the previous month and a fixed monthly fee of $375,000 for services with respect to such Train.

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

Natural Gas Supply Agreement

CCL is party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. The related party entity was acquired by a non-related party on November 1, 2021; therefore, as of such date, this agreement ceased to be considered a related party transaction.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years which began in May 2020. Cheniere accounts for its investment in this related party as an equity method investment. In addition to the amounts recorded on our Consolidated Statements of Operations in the table above, CCL recorded accrued liabilities—related party of $1 million as of both March 31, 2022 and December 31, 2021 related to this agreement.

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

Land Agreements

Lease Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to lease the land owned by Cheniere Land Holdings for the Liquefaction Project. The total annual lease payment is $0.6 million and the terms of the agreements range from three to 10 years.

Easement Agreements

CCL has agreements with Cheniere Land Holdings which grant CCL easements on land owned by Cheniere Land Holdings for the Liquefaction Project. The total annual payment for easement agreements is $0.1 million, excluding any previously paid one-time payments, and the terms of the agreements range from three to five years.

Dredge Material Disposal Agreement

CCL has a dredge material disposal agreement with Cheniere Land Holdings that terminates in 2042 which grants CCL permission to use land owned by Cheniere Land Holdings for the deposit of dredge material from the construction and maintenance of the Liquefaction Project. Under the terms of the agreement, CCL will pay Cheniere Land Holdings $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards and $4.62 per cubic yard for any quantities above that.

Tug Hosting Agreement

In February 2017, CCL entered into a tug hosting agreement with Corpus Christi Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere, to provide certain marine structures, support services and access necessary at the Liquefaction Project for Tug Services to provide its customers with tug boat and marine services. Tug Services is required to reimburse CCL for any third party costs incurred by CCL in connection with providing the goods and services.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
State Tax Sharing Agreements

CCL has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCL and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCL will pay to Cheniere an amount equal to the state and local tax that CCL would be required to pay if CCL’s state and local tax liability were calculated on a separate company basis. To date, there have been no state and local tax payments demanded by Cheniere under the tax sharing agreement. The agreement is effective for tax returns due on or after May 2015.

CCP has a state tax sharing agreement with Cheniere. Under this agreement, Cheniere has agreed to prepare and file all state and local tax returns which CCP and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, CCP will pay to Cheniere an amount equal to the state and local tax that CCP would be required to pay if CCP’s state and local tax liability were calculated on a separate company basis. To date, there have been no state and local tax payments demanded by Cheniere under the tax sharing agreement. The agreement is effective for tax returns due on or after May 2015.

Equity Contribution Agreements

Equity Contribution Agreement

In May 2018, we amended and restated the existing equity contribution agreement with Cheniere (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to provide cash contributions up to approximately $1.1 billion, not including $2.0 billion previously contributed under the original equity contribution agreement. As of March 31, 2022, we have received $841 million in contributions under the Equity Contribution Agreement and Cheniere has no outstanding letters of credit on our behalf. Cheniere is only required to make additional contributions under the Equity Contribution Agreement after the commitments under the CCH Credit Facility have been reduced to zero and to the extent cash flows from operations of the Liquefaction Project are unavailable for Liquefaction Project costs.

NOTE 11—CUSTOMER CONCENTRATION

The following table shows external customers with revenues of 10% or greater of total revenues from external customers and external customers with trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses balances of 10% or greater of total trade and other receivables, net of current expected credit losses from external customers and contract assets, net of current expected credit losses from external customers, respectively:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
Customer A	26%	22%	21%	*
Customer B	14%	21%	*	*
Customer C	12%	18%	11%	*
Customer D	*	*	32%	31%
Customer E	*	—	—	11%
Customer F	*	*	10%	*

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for interest, net of amounts capitalized	$11	$12
Non-cash investing activities:
Property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate)	7	174

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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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
•Overview of Significant Events
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a Delaware limited liability company formed in September 2014 by Cheniere. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

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

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG. Additionally, we operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Trains, the “Liquefaction Project”). The Liquefaction Project also includes three LNG storage tanks and two marine berths.

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 85% of the total production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of March 31, 2022. In March 2022, the DOE authorized the export of an additional

108.16 Bcf/yr of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. Cheniere published its 2020 Corporate Responsibility (“CR”) report, which details our strategy and progress on ESG issues, as well as our efforts on integrating climate considerations into our business strategy and taking a leadership position on increased environmental transparency, including conducting a climate scenario analysis and our plan to provide LNG customers with Cargo Emission Tags. In April 2022, Cheniere announced a collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain. Cheniere’s CR report is available at cheniere.com/IMPACT. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic
•In March 2022, CCL amended its existing long-term SPA with Engie SA (“Engie”), increasing the volume Engie has agreed to purchase from CCL to approximately 0.9 mtpa of LNG on a free-on-board basis, and extending the term to approximately 20 years, which began in September 2021.

Operational
•As of April 30, 2022, approximately 500 cumulative LNG cargoes totaling approximately 35 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the three months ended March 31, 2022 and 2021:

(1)	The three months ended March 31, 2021 excludes four TBtu that were loaded at our affiliate’s facility.
Net income (loss)

Our consolidated net loss was $740 million for the three months ended March 31, 2022, compared to net income of $331 million for the three months ended March 31, 2021. This $1.1 billion decrease was primarily due to the increase in commodity derivatives losses from changes in fair value and settlements of $1.0 billion between the periods as well as increased costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, as further described below, which were partially offset by increased margin on LNG delivered as a result of increases in both volume delivered and gross margin on LNG delivered per MMBtu.

Substantially all derivative losses relate to the use of commodity derivative instruments related to our IPM agreement, which are indexed to international LNG prices. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three months ended March 31, 2022, we recognized approximately $0.8 billion of non-cash unfavorable changes in fair value attributed to positions related to our IPM agreement.

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

Revenues

	Three Months Ended March 31,
(in millions, except volumes)	2022	2021	Variance
LNG revenues	$1,324	$615	$709
LNG revenues—affiliate	671	268	403
Total revenues	$1,995	$883	$1,112

LNG volumes recognized as revenues (in TBtu) (1)	200	135	65

(1)During the three months ended March 31, 2021, includes four TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.1 billion during the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to increased revenues per MMBtu as a result of increases in Henry Hub prices. Additionally, there were higher volumes of LNG delivered between the periods as a result of production from Train 3 of the Liquefaction Project, which achieved substantial completion on March 26, 2021.

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the three months ended March 31, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not record any offsets to LNG terminal costs during the three months ended March 31, 2022.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from certain commodity derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $16 million and $59 million during the three months ended March 31, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Cost of sales	$2,341	$186	$2,155
Cost of sales—affiliate	12	35	(23)
Cost of sales—related party	—	35	(35)
Operating and maintenance expense	113	83	30
Operating and maintenance expense—affiliate	30	24	6
Operating and maintenance expense—related party	2	2	—
General and administrative expense	2	1	1
General and administrative expense—affiliate	8	5	3
Depreciation and amortization expense	110	89	21
Total operating costs and expenses	$2,618	$460	$2,158

Total operating costs and expenses increased during the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales (including affiliate and related party) increased during the three months ended March 31, 2022 from the comparable 2021 period, primarily as a result of unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Project driven by unfavorable shifts in international forward commodity curves, as discussed above under Net income (loss), increased cost of natural gas feedstock as a result of higher US natural gas prices and, to a lesser extent, increased volume of LNG delivered and increased costs associated with the sale of certain unutilized natural gas procured for the liquefaction process.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. During the three months ended March 31, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges as a result of Train 3 that was in operation for the full three months ended March 31, 2022 as compared to a limited number of days during the three months ended March 31, 2021 following its substantial completion. Operating and maintenance (including affiliates) also includes third party service and maintenance, insurance, regulatory costs and other operating costs.

Depreciation and amortization expense increased during the three months ended March 31, 2022 from the comparable period in 2021 as a result of commencing operations of Train 3 of the Liquefaction Project in March 2021.

Other expense (income)

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Interest expense, net of capitalized interest	$118	$93	$25
Loss on modification or extinguishment of debt	2	—	2
Interest rate derivative loss, net	(3)	(1)	(2)
Total other expense	$117	$92	$25

Interest expense, net of capitalized interest increased during the three months ended March 31, 2022 compared to the comparable period in 2021, primarily because the construction of Train 3 of the Liquefaction Project was completed on March 26, 2021, which eliminated the portion of total interest costs that was eligible for capitalization. During the three months ended March 31, 2022 and 2021, we incurred $119 million and $119 million of total interest cost, respectively, of which we capitalized $1 million and $26 million, respectively. Capitalized interest primarily related to interest costs incurred to construct the assets of the Liquefaction Project.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facilities. In the long term, we expect to meet our cash requirements using operating cash flows and other future potential sources of liquidity, which may include debt offerings. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$50
Available commitments under the $1.2 billion CCH Working Capital Facility (“CCH Working Capital Facility”) (1)	924
Total available liquidity	$974

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of the CCH Working Capital Facility as of March 31, 2022. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on the CCH Working Capital Facility and other debt instruments.

Our liquidity position subsequent to March 31, 2022 is driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future revenues, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.
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

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$453	$524
Net cash used in investing activities	(45)	(72)
Net cash used in financing activities	(402)	(140)
Net increase in restricted cash and cash equivalents	$6	$312

Operating Cash Flows

Operating cash flows during the three months ended March 31, 2022 and 2021 were $453 million and $524 million, respectively. The $71 million decrease in operating cash inflows in 2022 compared to 2021 was primarily related to cash used as working capital as a result of payment timing differences and timing of cash receipts from the sale of LNG cargoes. Additionally, to a lesser extent, the decrease in operating cash inflows was due to higher costs associated with the sale of certain unutilized natural gas procured for the liquefaction process during the three months ended March 31, 2022.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project, which are capitalized as construction-in-process until achievement of substantial completion. On March 26, 2021, substantial completion of Train 3 of the Liquefaction Project was achieved.

Financing Cash Flows

During the three months ended March 31, 2022, we repaid all of the outstanding borrowings under the CCH Working Capital Facility. Additionally, $290 million of borrowings under our amended and restated term loan credit facility (the “CCH Credit Facility”) was repaid during the three months ended March 31, 2022.

During the three months ended March 31, 2021, we repaid all of the outstanding borrowings under the CCH Working Capital Facility.

Debt Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Three Months Ended March 31,
	2022	2021
CCH Credit Facility	$(290)	$—
CCH Working Capital Facility	(250)	(140)
Total repayments	$(540)	$(140)

Capital Contributions

During the three months ended March 31, 2022 and 2021, we received capital contributions of $138 million and zero, respectively, from Cheniere.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

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

	March 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,262)	$287	$(1,212)	$186

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

	March 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Interest Rate Derivatives	$(12)	$1	$(40)	$—

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 5.    OTHER INFORMATION

On May 2, 2022, CCL and Cheniere Marketing International LLP entered into a letter agreement, subject to the satisfaction of certain conditions specified therein, for the sale of (1) up to 22 cargoes scheduled to be delivered in 2023, (2) up to between nine cargoes and 10 cargoes scheduled to be delivered in 2024 and (3) up to between 13 cargoes and 16 cargoes scheduled to be delivered in 2025, in each case at a price equal to 115% of Henry Hub plus $1.97 per MMBtu.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*	Letter agreement, dated May 2, 2022, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated November 28, 2014, between CCL and Cheniere Marketing International LLP
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Registration Report on Form S-4 (SEC File No. 333-215435), filed on March 11, 2022
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 3, 2022	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 3, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)