Form 10-Q
period 2022-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2022-08-04
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

In June 2022, as part of the internal restructuring of Cheniere’s subsidiaries, Cheniere contributed its equity interest in Corpus Christi Liquefaction Stage III, LLC (“CCL Stage III”), formerly a wholly owned direct subsidiary of Cheniere, to us, and CCL Stage III was subsequently merged with and into CCL, the surviving entity of the merger and our wholly owned subsidiary.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$1,607	$826	$2,931	$1,441
LNG revenues—affiliate	763	331	1,434	599
Total revenues	2,370	1,157	4,365	2,040

Operating costs and expenses
Cost of sales (excluding items shown separately below)	2,442	799	4,783	985
Cost of sales—affiliate	36	2	48	37
Cost of sales—related party	—	36	—	71
Operating and maintenance expense	118	120	231	203
Operating and maintenance expense—affiliate	28	28	58	52
Operating and maintenance expense—related party	3	3	5	5
Development expense	1	—	1	—
General and administrative expense	2	2	4	3
General and administrative expense—affiliate	8	7	16	12
Depreciation and amortization expense	112	110	222	199
Other	3	1	3	1
Total operating costs and expenses	2,753	1,108	5,371	1,568

Income (loss) from operations	(383)	49	(1,006)	472

Other income (expense)
Interest expense, net of capitalized interest	(116)	(118)	(234)	(211)
Loss on modification or extinguishment of debt	(28)	—	(30)	—
Interest rate derivative gain (loss), net	(1)	(2)	2	(1)
Other income, net	1	—	1	—
Total other expense	(144)	(120)	(261)	(212)

Net income (loss)	$(527)	$(71)	$(1,267)	$260

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$51	$44
Trade and other receivables, net of current expected credit losses	441	280
Accounts receivable—affiliate	307	315
Advances to affiliate	76	128
Inventory	152	156
Current derivative assets	30	17
Margin deposits	25	13
Other current assets	30	15
Total current assets	1,112	968

Property, plant and equipment, net of accumulated depreciation	13,117	12,607
Debt issuance and deferred financing costs, net of accumulated amortization	43	7
Derivative assets	108	37
Other non-current assets, net	351	145
Total assets	$14,731	$13,764

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$87	$119
Accrued liabilities	796	631
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	—	366
Due to affiliates	28	35
Current derivative liabilities	1,162	668
Other current liabilities	1	1
Other current liabilities—affiliate	1	—
Total current liabilities	2,076	1,821

Long-term debt, net of discount and debt issuance costs	9,168	9,986
Derivative liabilities	3,955	638
Other non-current liabilities	58	38
Other non-current liabilities—affiliate	3	—

Member’s equity (deficit)	(529)	1,281
Total liabilities and member’s equity (deficit)	$14,731	$13,764

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Deficit
Balance at December 31, 2021	$1,281	$1,281
Capital contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	679	679
Contributions	801	801
Contribution of CCL Stage III entity (see Note 2)	(1,482)	(1,482)
Net loss	(527)	(527)
Balance at June 30, 2022	$(529)	$(529)

Three and Six Months Ended June 30, 2021
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2020	$2,624	$2,624
Net income	331	331
Balance at March 31, 2021	2,955	2,955
Capital distributions	(337)	(337)
Net loss	(71)	(71)
Balance at June 30, 2021	$2,547	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,267)	$260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	222	199
Amortization of discount and debt issuance costs	11	12
Loss on modification or extinguishment of debt	30	—
Total losses on derivatives instruments, net	1,871	249
Total gains on derivatives, net—related party	—	(7)
Net cash used for settlement of derivative instruments	(82)	(35)
Other	4	2
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(161)	34
Accounts receivable—affiliate	9	(48)
Advances to affiliate	(6)	56
Inventory	2	(9)
Margin deposits	(12)	(1)
Accounts payable and accrued liabilities	145	65
Accrued liabilities—related party	—	1
Due to affiliates	(9)	(4)
Other, net	(15)	(41)
Net cash provided by operating activities	742	733

Cash flows from investing activities
Property, plant and equipment	(406)	(203)
Other	—	(1)
Net cash used in investing activities	(406)	(204)

Cash flows from financing activities
Proceeds from issuances of debt	440	—
Repayments of debt	(1,640)	(140)
Debt issuance and deferred financing costs	(18)	—
Debt extinguishment costs	(43)	—
Capital contributions	932	—
Distributions	—	(337)
Net cash used in financing activities	(329)	(477)

Net increase in restricted cash and cash equivalents	7	52
Restricted cash and cash equivalents—beginning of period	44	70
Restricted cash and cash equivalents—end of period	$51	$122

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG.

CCL Stage III, CCL and CCP received approval from FERC in November 2019 to site, construct and operate the Corpus Christi Stage 3 Project. In March 2022, CCL Stage III issued limited notice to proceed to Bechtel Energy Inc. (“Bechtel”) to commence early engineering, procurement and site works. In June 2022, Cheniere’s board of directors made a positive FID with respect to the investment in the construction and operation of the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which Cheniere was developing and constructing the Corpus Christi Stage 3 Project, was contributed to us from Cheniere (the “Contribution”) on June 15, 2022. Immediately following the Contribution, CCL Stage III was merged with and into CCL (the “Merger”), the surviving entity of the merger and our wholly owned subsidiary. Refer to Note 2—CCL Stage III Contribution and Merger for additional information on the Contribution and Merger of CCL Stage III.

Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale trains, storage tanks and marine berths, the “Liquefaction Project”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal which provides opportunity for further liquefaction capacity expansion. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

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

Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We had interest rate swaps and various credit facilities indexed to LIBOR, as further described in Note 7—Derivative Instruments and Note 9—Debt, respectively. In June 2022, we amended our credit facilities to bear interest at a variable rate per annum based on SOFR as a result of the expected LIBOR transition. Since adoption of the standard, we elected to apply the optional expedients as applicable to certain modified facilities, however the impact of applying the optional expedients was not material, and the transition to SOFR or other replacement rate indexes does not have a material impact on our cash flows.

NOTE 2—CCL STAGE III CONTRIBUTION AND MERGER

As described in Note 1—Nature of Operations and Basis of Presentation, the Contribution of the CCL Stage III legal entity to us from Cheniere occurred on the June 15, 2022, which was immediately followed by the Merger, in which CCL Stage III was merged with and into CCL, with CCL continuing as the surviving company.

The Contribution was accounted for as a common control transaction as the assets and liabilities were transferred between entities under Cheniere’s control. As a result, the net liability transfer was recognized as a distribution in our Statement of Member’s Equity (Deficit) and at the historical basis of Cheniere on June 15, 2022 in our Consolidated Balance Sheets. The Contribution has been presented prospectively as we have concluded that the Contribution did not represent a change in our reporting entity, primarily as we concluded that CCL Stage III did not constitute a business under FASB topic Accounting Standards Codification 805, Business Combinations. The Merger had no impact on our Consolidated Financial Statements as it occurred between our consolidated subsidiaries.

The net liabilities of CCL Stage III contributed to us and recognized on our Consolidated Balance Sheets on June 15, 2022 consisted of the following (in millions):

June 15,
2022
ASSETS

Property, plant and equipment, net of accumulated depreciation	$441
Derivatives assets	112
Other non-current assets, net	19
Total assets	$572

LIABILITIES AND MEMBER’S DEFICIT
Current liabilities
Accounts payable	$3
Due to affiliates	1
Total current liabilities	4

Derivative liabilities	2,050

Total net liabilities contributed	$(1,482)

Amended and Restated Debt Agreements

In June 2022, in connection with the FID with respect to the Corpus Christi Stage 3 Project referenced above, CCH amended and restated its term loan credit facility (the “CCH Credit Facility”) and its working capital facility (“CCH Working Capital Facility”) to, among other things, (1) increase the commitments to approximately $4.0 billion and $1.5 billion for the CCH Credit Facility and the CCH Working Capital Facility, respectively, (2) extend the maturity of the CCH Credit Facility to the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project and of the CCH Working Capital Facility through June 15, 2027, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of the existing facility. See Note 9—Debt for additional information on our credit facilities.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of June 30, 2022 and December 31, 2021, we had $51 million and $44 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Trade receivables	$394	$256
Other receivables	47	24
Total trade and other receivables, net of current expected credit losses	$441	$280

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Materials	$88	$88
LNG	40	45
Natural gas	24	21
Other	—	2
Total inventory	$152	$156

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$13,281	$13,222
Site and related costs	302	294
Construction-in-process	729	66
Accumulated depreciation	(1,200)	(981)
Total LNG terminal, net of accumulated depreciation	13,112	12,601
Fixed assets
Fixed assets	23	23
Accumulated depreciation	(18)	(17)
Total fixed assets, net of accumulated depreciation	5	6
Property, plant and equipment, net of accumulated depreciation	$13,117	$12,607

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$111	$110	$221	$198
Offsets to LNG terminal costs (1)	—	—	—	143

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

NOTE 7—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments:
•interest rate swaps (“Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our CCH Credit Facility, with the last of our Interest Rate Derivatives expiring in May 2022; and
•commodity derivatives consisting of natural gas and power supply contracts, including those under our IPM agreements, for the development, commissioning and operation of the Liquefaction Project (“Physical Liquefaction Supply Derivatives”) and associated economic hedges (“Financial Liquefaction Supply Derivatives,” and collectively with the Physical Liquefaction Supply Derivatives, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(6)	33	(5,006)	(4,979)	5	4	(1,221)	(1,212)

We value our Interest Rate Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Physical Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of June 30, 2022 and December 31, 2021:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(5,006)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.802) - $0.695 / $(0.100)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	94% - 671% / 184%

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
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Balance, beginning of period	$(2,235)	$(14)	$(1,221)	$12
Realized and mark-to-market losses:
Included in cost of sales	(634)	(255)	(1,678)	(314)
Purchases and settlements:
Purchases	(2,407)	8	(2,414)	10
Settlements	270	1	307	32
Balance, end of period	$(5,006)	$(260)	$(5,006)	$(260)
Change in unrealized losses relating to instruments still held at end of period	$(634)	$(255)	$(1,678)	$(314)

(1)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 11—Related Party Transactions.

Except for Interest Rate Derivatives, all counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

We previously entered into the following interest rate swaps to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility, which expired in May 2022:

	Notional Amounts
	June 30, 2022	December 31, 2021	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$—	$4.5 billion	2.30%	One-month LIBOR

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest Rate Derivatives	Interest rate derivative gain (loss), net	$(1)	$(2)	$2	$(1)

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the Physical Liquefaction Supply Derivatives range up to 15 years, some of which commence upon the satisfaction of certain conditions precedent. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 8,256 TBtu and 2,915 TBtu as of June 30, 2022 and December 31, 2021, respectively.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$12	$(1)	$7	$—
Cost of sales	(830)	(237)	(1,880)	(248)
Cost of sales—related party (2)	—	6	—	7

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement as of November 1, 2021 as discussed in Note 11—Related Party Transactions.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	June 30, 2022
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$30	$30
Derivative assets	—	108	108
Total derivative assets	—	138	138

Current derivative liabilities	—	(1,162)	(1,162)
Derivative liabilities	—	(3,955)	(3,955)
Total derivative liabilities	—	(5,117)	(5,117)

Derivative liability, net	$—	$(4,979)	$(4,979)

	December 31, 2021
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$17	$17
Derivative assets	—	37	37
Total derivative assets	—	54	54

Current derivative liabilities	(40)	(628)	(668)
Derivative liabilities	—	(638)	(638)
Total derivative liabilities	(40)	(1,266)	(1,306)

Derivative liability, net	$(40)	$(1,212)	$(1,252)

(1)Does not include collateral posted with counterparties by us of $25 million and $13 million as of June 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Consolidated Balance Sheets.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

Liquefaction Supply Derivatives

As of June 30, 2022
Gross assets	$151
Offsetting amounts	(13)
Net assets	$138

Gross liabilities	$(5,485)
Offsetting amounts	368
Net liabilities	$(5,117)

As of December 31, 2021
Gross assets	$76
Offsetting amounts	(22)
Net assets	$54

Gross liabilities	$(1,295)
Offsetting amounts	29
Net liabilities	$(1,266)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Natural gas purchases	$716	$531
Interest costs and related debt fees	8	7
Liquefaction Project costs	41	43
Other accrued liabilities	31	50
Total accrued liabilities	$796	$631

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Senior Secured Notes:
7.000% due 2024	$1,250	$1,250
5.875% due 2025	1,500	1,500
5.125% due 2027	1,500	1,500
3.700% due 2029	1,500	1,500
3.72% weighted average rate due 2039	2,721	2,721
Total Senior Secured Notes	8,471	8,471
CCH Credit Facility	779	1,728
CCH Working Capital Facility) (1)	—	250
Total debt	9,250	10,449

Current portion of long-term debt	—	(117)
Short-term debt	—	(250)
Unamortized discount and debt issuance costs, net	(82)	(96)
Total long-term debt, net of discount and debt issuance costs	$9,168	$9,986

(1)The CCH Working Capital Facility is classified as short-term debt.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2022 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility (1)
Total facility size	$4,039	$1,500
Less:
Outstanding balance	779	—
Letters of credit issued	—	276
Available commitment	$3,260	$1,224

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	SOFR plus credit spread adjustment of 0.1% , plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus applicable margin
Weighted average interest rate of outstanding balance	3.13%	n/a
Commitment fees on undrawn balance	0.53%	0.18%
Maturity date	(2)	June 15, 2027

(1)In June 2022, we amended and restated the CCH Credit Facility and CCH Working Capital Facility resulting in $20 million of debt extinguishment and modification costs to, among other things, (1) provide incremental commitments of $3.7 billion and $300 million for the CCH Credit Facility and the CCH Working Capital Facility, respectively, in connection with the FID with respect to the Corpus Christi Stage 3 Project, (2) extend the maturity, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of each existing facility.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

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

As of June 30, 2022, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$118	$118	$237	$237
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(2)	—	(3)	(26)
Total interest expense, net of capitalized interest	$116	$118	$234	$211

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$6,500	$6,291	$6,500	$7,095
Senior notes — Level 3 (2)	1,971	1,865	1,971	2,227

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

NOTE 10—REVENUES FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue earned from contracts with customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues	$1,595	$827	$2,924	$1,441
LNG revenues—affiliate	763	331	1,434	599
Total revenues from customers	2,358	1,158	4,358	2,040
Net derivative gain (loss) (1)	12	(1)	7	—
Total revenues	$2,370	$1,157	$4,365	$2,040

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$125	$104

The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2022
Deferred revenue, beginning of period	$35
Cash received but not yet recognized in revenue	56
Revenue recognized from prior period deferral	(35)
Deferred revenue, end of period	$56

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$49.2	11	$31.7	9
LNG revenues—affiliate	1.3	8	1.1	10
Total revenues	$50.5		$32.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 72% and 49% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2022 and 2021, respectively, and approximately 68% and 48% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2022 and 2021, respectively, were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the three and six months ended June 30, 2022 and 2021.

We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are considered completed contracts for revenue recognition purposes and are included in the transaction price above when the conditions are considered probable of being met.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$707	$319	$1,372	$579
Contracts for Sale and Purchase of Natural Gas and LNG	56	12	62	20
Total LNG revenues—affiliate	763	331	1,434	599

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	36	2	48	6
Cheniere Marketing Agreements	—	—	—	31
Total cost of sales—affiliate	36	2	48	37

Cost of sales—related party
Natural Gas Supply Agreement (1)	—	36	—	71

Operating and maintenance expense—affiliate
Services Agreements	28	28	58	52

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	3	3	5	5

General and administrative expense—affiliate
Services Agreements	8	7	16	12

(1)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement during 2021, as discussed below.

We had $28 million and $35 million due to affiliates as of June 30, 2022 and December 31, 2021, respectively, under agreements with affiliates, as described below.

Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has an amended and restated fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Project that is not committed to customers under third party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with a term through 2043 with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA with Cheniere Marketing for approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of June 30, 2022 and December 31, 2021, CCL had $294 million and $314 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.

In association with an IPM agreement between CCL and ARC Resources U.S. Corp, CCL entered into an SPA in June 2022 with Cheniere Marketing to sell Cheniere Marketing approximately 44 TBtu per annum of LNG at a price linked to the Platts Japan Korea Marker (“JKM”), for a term of 15 years commencing with commercial operations of Train 7 of the Corpus Christi Stage 3 Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cheniere Marketing Letter Agreement

CCL has a letter agreement with Cheniere Marketing for the sale of up to 48 cargoes scheduled to be delivered between 2023 and 2025 at a price equal to 115% of Henry Hub plus $1.97 per MMBtu.

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
Services Agreements

Gas and Power Supply Services Agreement (“G&P Agreement”)

CCL has a G&P Agreement with Cheniere Energy Shared Services, Inc. (“Shared Services”), a wholly owned subsidiary of Cheniere, pursuant to which Shared Services will manage the gas and power procurement requirements of CCL. The services include, among other services, exercising the day-to-day management of CCL’s natural gas and power supply requirements, negotiating agreements on CCL’s behalf and providing other administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Project, CCL will pay, in addition to the reimbursement of related expenses, a fixed monthly fee of $30,000 (indexed for inflation) per mtpa for services performed with respect to such Train.

Operation and Maintenance Agreements (“O&M Agreements”)

CCL has an O&M Agreement (“CCL O&M Agreement”) with Cheniere LNG O&M Services, LLC (“O&M Services”), a wholly owned subsidiary of Cheniere, pursuant to which CCL receives all of the necessary services required to construct, operate and maintain the Liquefaction Project. The services to be provided include, among other services, preparing and maintaining staffing plans, identifying and arranging for procurement of equipment and materials, overseeing contractors, administering various agreements, information technology services and other services required to operate and maintain the Liquefaction Project. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of operating expenses. After substantial completion of each Train of the Liquefaction Project, CCL will pay, in addition to the reimbursement of related expenses, a fixed monthly fee of $53,000 (indexed for inflation) per mtpa for services performed with respect to such Train.

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

Management Services Agreements (“MSAs”)

CCL has an MSA with Shared Services pursuant to which Shared Services manages the construction and operation of the Liquefaction Project, excluding those matters provided for under the G&P Agreement and the CCL O&M Agreement. The services include, among other services, exercising the day-to-day management of CCL’s affairs and business, managing CCL’s regulatory matters, preparing status reports, providing contract administration services for all contracts associated with the Liquefaction Project and obtaining insurance. Prior to the substantial completion of each Train of the Liquefaction Project, no monthly fee payment is required except for reimbursement of expenses. After substantial completion of each Train, CCL will pay, in addition to the reimbursement of related expenses, a monthly fee of $157,000 (adjusted for inflation) per mtpa for services performed with respect to such Train.

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
Shipping Services Agreement (“SSA”)

In June 2022, CCL executed an SSA with Cheniere Marketing pursuant to which Cheniere Marketing will provide certain shipping and transportation-related services associated with CCL’s LNG sale and purchase agreement with a third party under delivery ex-ship terms, which commences upon substantial completion of the third Train of the Corpus Christi Stage 3 Project.

Natural Gas Supply Agreement

CCL was party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. The related party entity was acquired by a non-related party on November 1, 2021, therefore, as of such date, this agreement ceased to be considered a related party agreement.
Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years which began in May 2020. Cheniere accounts for its investment in this related party as an equity method investment. CCL recorded accrued liabilities—related party of $1 million as of both June 30, 2022 and December 31, 2021 with this related party.

Contracts for Sale and Purchase of Natural Gas and LNG

CCL has an agreement with Sabine Pass Liquefaction, LLC that allows the parties to sell and purchase natural gas with each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. Natural gas sold under this agreement is recorded as LNG revenues—affiliate.

CCL also has an agreement with Midship Pipeline Company, LLC that allows them to sell and purchase natural gas with each other.

Land Agreements

Rental Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“Cheniere Land Holdings”), a wholly owned subsidiary of Cheniere, to rent the land owned by Cheniere Land Holdings for the Liquefaction Project. The total annual rental payment is $0.6 million with terms through 2031.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Master License Agreements

CCL has agreements with Cheniere Land Holdings which grant CCL licenses to enter certain land owned by Cheniere Land Holdings for the Liquefaction Project. The aggregate annual payment for these agreements is $1 million, commencing January 2022 through completion of construction at the Liquefaction Project, subject to early termination.
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

Tug Hosting Agreement

CCL has a tug hosting agreement with Corpus Christi Tug Services, LLC (“Tug Services”), a wholly owned subsidiary of Cheniere, to provide certain marine structures, support services and access necessary at the Liquefaction Project for Tug Services to provide its customers with tug boat and marine services. Tug Services is required to reimburse CCL for any third party costs incurred by CCL in connection with providing the goods and services.
State Tax Sharing Agreements

CCL and CCP each have a state tax sharing agreement with Cheniere. Under these agreements, Cheniere has agreed to prepare and file all state and local tax returns which each of the entities and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. If Cheniere, in its sole discretion, demands payment, each of the respective entities will pay to Cheniere an amount equal to the state and local tax that each of the entities would be required to pay if its state and local tax liability were calculated on a separate company basis. To date, there have been no state and local tax payments demanded by Cheniere under the tax sharing agreements. The agreements for both CCL and CCP were effective for tax returns due on or after May 2015.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	20%	23%	22%	23%	*	*
Customer B	15%	17%	14%	19%	*	*
Customer C	14%	14%	13%	16%	*	*
Customer D	*	*	*	*	28%	31%
Customer E	*	*	*	*	*	11%

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$222	$199
Non-cash contributions from affiliates for conveyance of assets	7	—
Right-of-use assets obtained in exchange for new operating lease liabilities	3	—
Non-cash investing activity:
Contributions of property, plant and equipment in exchange for other non-current assets	17	—

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $6 million and $28 million as of June 30, 2022 and 2021, respectively.

We recorded $1.5 billion of contribution in our Statement of Member’s Equity (Deficit) during the quarter ended June 30, 2022 related to the contribution of the CCL Stage III entity to us from Cheniere on June 15, 2022, with such contribution representing a non-cash financing activity. See Note 2—CCL Stage III Contribution and Merger for further discussion.

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
•Overview of Significant Events
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a Delaware limited liability company formed in 2014 by Cheniere. We provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We aspire to conduct our business in a safe and responsible manner, delivering a reliable, competitive and integrated source of LNG to our customers.

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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity over 10 mtpa of LNG. Refer to Note 2—CCL Stage III Contribution and Merger for additional information on the Corpus Christi Stage 3 Project.

CCL Stage III, CCL and CCP received approval from FERC in November 2019 to site, construct and operate the Corpus Christi Stage 3 Project. In March 2022, CCL Stage III issued limited notice to proceed to Bechtel Energy Inc. (“Bechtel”) to commence early engineering, procurement and site works. In June 2022, Cheniere’s board of directors (the “Board”) made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which Cheniere was developing and constructing the Corpus Christi Stage 3 Project, was contributed to us from Cheniere (the “Contribution”) on June 15, 2022. Immediately following the Contribution, CCL Stage III was merged with and into CCL (the “Merger”), the surviving entity of the merger and our wholly owned subsidiary. Refer to Note 2—CCL Stage III Contribution and Merger for additional information on the Contribution and Merger of CCL Stage III.

We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale trains, storage tanks and marine berths, the “Liquefaction Project”).

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted approximately 85% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of June 30, 2022. In March 2022, the DOE authorized the export of an additional 108.16 Bcf/yr of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s recently announced collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its customers in June 2022. The CE Tags provide customers with estimated greenhouse gas (“GHG”) emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both free-on-board (“FOB”) and delivered ex-ship (“DES”) LNG cargoes. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic

•In July 2022, CCL entered into a long-term LNG SPA with PTT Global LNG Company Limited (“PTTGL”), under which PTTGL has agreed to purchase 1.0 mtpa of LNG from CCL for twenty years beginning in 2026. The SPA calls for a combination of FOB and DES deliveries. The purchase price for LNG under the SPA is indexed to the Henry Hub price, plus a fixed liquefaction fee.
•In March 2022, CCL amended its existing long-term SPA with Engie SA (“Engie”), increasing the volume Engie has agreed to purchase from CCL to approximately 0.9 mtpa of LNG on a FOB basis, and extending the term to approximately 20 years, which began in September 2021.

•On June 15, 2022, Cheniere’s Board made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel under the EPC contract to commence construction of the Corpus Christi Stage 3 Project effective June 16, 2022. In connection with the positive FID, CCL Stage III was contributed to us as and subsequently merged with and into CCL, with CCL the surviving company of the merger and our wholly owned subsidiary. Notable contracts received by CCL in connection with the merger included the following:
◦IPM agreements held by CCL Stage III with ARC Resources U.S. Corp, EOG Resources, Inc. and Apache Corporation, with terms of approximately 15 years, aggregating approximately 65 million tonnes, approximately 40 million tonnes of which commences with commercial operations of certain Trains of the Corpus Christi Stage 3 Project (the “Transferred IPM Agreements”);
◦SPAs held by Cheniere Marketing International LLP (“Cheniere Marketing”) or its subsidiaries with Foran Energy Group, Ltd, CPC Corporation, Sinochem Group Co. Ltd. and Polskie Gornictwo Naftowe I Gazownictwo S.A. (“PGNiG”), for which CCL entered into a newly executed agreement between CCL and PGNiG taking the place of a portion of the term of the existing agreement between PGNiG and Cheniere Marketing, aggregating approximately 105 million tonnes of LNG to be delivered through 2046; and
◦the aforementioned EPC contract with Bechtel for the Corpus Christi Stage 3 Project for a contract price of approximately $5.5 billion, subject to adjustment only by change order.
•In June 2022, CCL and Cheniere Marketing, a wholly owned subsidiary of Cheniere, entered into an SPA for approximately 44 TBtu per annum of LNG associated with the IPM agreement between CCL and ARC Resources U.S. Corp referenced above for a term of 15 years.

Operational

•As of July 30, 2022, approximately 550 cumulative LNG cargoes totaling over 35 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In June 2022, CCH amended and restated its term loan credit facility (the “CCH Credit Facility”) and its working capital facility (the “CCH Working Capital Facility”) to, among other things, (1) increase the commitments to approximately $4.0 billion and $1.5 billion for the CCH Credit Facility and the CCH Working Capital Facility, respectively, which are intended to fund a portion of the cost of developing, constructing and operating the Corpus Christi Stage 3 Project, (2) extend the maturity of the CCH Credit Facility to the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project and extend the maturity of the CCH Working Capital Facility to June 15, 2027, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of each existing facility.

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the six months ended June 30, 2022 and 2021:

(1)	The six months ended June 30, 2021 excludes four TBtu that were loaded at our affiliate’s facility.
Net income (loss)

Our consolidated net loss was $527 million and $1.3 billion for the three and six months ended June 30, 2022, respectively, compared to net loss of $71 million and net income of $260 million for the three and six months ended June 30, 2021, respectively. Substantially all of the decrease of $456 million and $1.5 billion during the three and six months ended June 30, 2022, respectively, was due to an increase in commodity derivatives losses from unfavorable changes in fair value and settlements of $586 million and $1.6 billion between the periods, respectively, as further described below. Included in the derivative loss incurred during both the three and six months ended June 30, 2022 was a loss incurred of $474 million associated with, and following the Contribution of, the Transferred IPM Agreements on June 15, 2022, primarily attributed to CCL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of CCL’s own nonperformance.

Substantially all derivative losses relate to the use of commodity derivative instruments indexed to international LNG prices, primarily related to our IPM agreements. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three and six months ended June 30, 2022, we recognized approximately $948 million and $1.7 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions indexed to such prices, including the $474 million loss on the Transferred IPM Agreements in connection with the Contribution as described above.

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates volatility, are reported at fair value on our Consolidated Financial Statements. In some cases, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the six months ended June 30, 2022, we entered into IPM agreements with various counterparties for approximately 105 million tonnes of LNG. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of these agreements.

We expect our net income or loss in the future will be subject to a greater degree of volatility as a result of the Transferred IPM Agreements, which as described in Overview of Significant Events, totaled approximately 65 mtpa, with terms of approximately 15 years commencing with commercial operations of certain Trains of the Corpus Christi Stage 3 Project.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$1,607	$826	$781	$2,931	$1,441	$1,490
LNG revenues—affiliate	763	331	432	1,434	599	835
Total revenues	$2,370	$1,157	$1,213	$4,365	$2,040	$2,325

LNG volumes recognized as revenues (in TBtu) (1)	189	186	3	389	348	41

(1)During the six months ended June 30, 2021, includes four TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.2 billion and $2.3 billion during the three and six months ended June 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased revenues per MMBtu due to appreciation in the Henry Hub index. Additionally, there were higher volumes of LNG delivered six months ended June 30, 2022 from the six months ended June 30, 2021 as a result of the additional production capacity of approximately 5 mtpa from Train 3 of the Liquefaction Project, which achieved substantial completion on March 26, 2021 (the “Train 3 Completion”).
Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the six months ended June 30, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not record any offsets to LNG terminal costs during the three and six months ended June 30, 2022 and the three months ended June 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from certain commodity derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $89 million and $31 million during the three months ended June 30, 2022 and 2021, respectively, and $105 million and $90 million during the six months ended June 30, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$2,442	$799	$1,643	$4,783	$985	$3,798
Cost of sales—affiliate	36	2	34	48	37	11
Cost of sales—related party	—	36	(36)	—	71	(71)
Operating and maintenance expense	118	120	(2)	231	203	28
Operating and maintenance expense—affiliate	28	28	—	58	52	6
Operating and maintenance expense—related party	3	3	—	5	5	—
Development expense	1	—	1	1	—	1
General and administrative expense	2	2	—	4	3	1
General and administrative expense—affiliate	8	7	1	16	12	4
Depreciation and amortization expense	112	110	2	222	199	23
Other	3	1	2	3	1	2
Total operating costs and expenses	$2,753	$1,108	$1,645	$5,371	$1,568	$3,803

Total operating costs and expenses increased $1.6 billion and $3.8 billion during the three and six months ended June 30, 2022, respectively, primarily as a result of increased cost of sales. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Substantially all of the increase in both comparable periods was attributed to third party cost of sales, which increased by $1.6 billion and $3.8 billion during the three and six months ended June 30, 2022 from the comparable 2021 periods, respectively, primarily as a result of increased pricing of natural gas feedstock as a result of higher U.S. natural gas prices and increased volume of LNG delivered and unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Project, as discussed in Net income (loss) above.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project. Operating and maintenance expense (including affiliates) also includes third party service and maintenance, insurance, regulatory costs and other operating costs. During the six months ended June 30, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges following Train 3 Completion, as Train 3 was in operation for the full six months ended June 30, 2022 as compared to a limited number of days during the six months ended June 30, 2021.

Depreciation and amortization expense increased during the six months ended June 30, 2022 from the comparable period in 2021 primarily as a result of Train 3 Completion.

Other expense (income)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$116	$118	$(2)	$234	$211	$23
Loss on modification or extinguishment of debt	28	—	28	30	—	30
Interest rate derivative loss (gain), net	1	2	(1)	(2)	1	(3)
Other income, net	(1)	—	(1)	(1)	—	(1)
Total other expense	$144	$120	$24	$261	$212	$49
The changes in interest expense, net of capitalized interest increased during the three and six months ended June 30, 2022 compared to the comparable periods in 2021, were primarily as a result of a lower portion of total interest costs eligible for capitalization following the Train 3 Completion.

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest cost	$118	$118	$237	$237
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(2)	—	(3)	(26)
Total interest expense, net of capitalized interest	$116	$118	$234	$211

Loss on modification or extinguishment of debt increased during the three and six months ended June 30, 2022 from the comparable periods in 2021 due to the amount of debt that was paid down prior to their scheduled maturities during the three and six months ended June 30, 2022, as further described in Liquidity and Capital Resources—Sources and Uses of Cash—Financing Cash Flows.

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

June 30, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$51
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,224
Total available liquidity	$4,535

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.
Supplemental Guarantor Information

The 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.72% (collectively, the “CCH Senior Notes”) are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$742	$733
Net cash used in investing activities	(406)	(204)
Net cash used in financing activities	(329)	(477)
Net increase in restricted cash and cash equivalents	$7	$52

Operating Cash Flows

Operating cash flows during the six months ended June 30, 2022 and 2021 were $742 million and $733 million, respectively. The $9 million increase between the periods was primarily related to cash used as working capital as a result of payment timing differences and timing of cash receipts from the sale of LNG cargoes. The increase was partially offset by a decrease in operating cash inflows due to higher costs associated with the sale of certain unutilized natural gas procured for the liquefaction process during the six months ended June 30, 2022.

Investing Cash Flows

Cash outflows for property, plant and equipment were primarily for the construction costs for the Liquefaction Project, which are capitalized as construction-in-process until achievement of substantial completion. In March 2021, substantial completion was achieved on Train 3, and in June 2022, Cheniere’s Board issued a full notice to proceed with construction for the Corpus Christi Stage 3 Project to Bechtel.

Financing Cash Flows

Our financing cash net outflows during the six months ended June 30, 2022 and 2021 were $329 million and $477 million, respectively. The $148 million decrease between the periods was due to an increase in cash inflows from receipts of capital contributions, net of capital distributions, of $1.3 billion, offset by an increase in net cash outflows from debt activity of $1.2 billion, each described further below.

Debt Activity

During the six months ended June 30, 2022 and 2021, total debt paid, net of issuances, was $1.2 billion and $140 million, respectively, all of which was paid prior to contractual maturity of the underlying debt. Additionally, total cash paid for debt related costs was $61 million and zero, respectively, during the six months ended June 30, 2022 and 2021. See tables below for additional details.

Debt Issuances and Related Financing Costs

The following table shows the issuances of debt, including intra-quarter borrowings (in millions):

	Six Months Ended June 30,
	2022	2021
CCH Credit Facility	$440	$—

During the six months ended June 30, 2022 and 2021, we incurred debt issuance costs and other financing costs of $18 million and zero, respectively, related to the debt issuances above and amendment of credit facilities during the respective periods.

Debt Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Six Months Ended June 30,
	2022	2021
CCH Credit Facility	$(1,390)	$—
CCH Working Capital Facility	(250)	(140)
Total repayments	$(1,640)	$(140)

During the six months ended June 30, 2022 and 2021, we incurred debt modification or extinguishment costs of $43 million and zero, respectively, related to the these repayments.

Capital Contributions and Distributions

During the six months ended June 30, 2022, we received cash capital contributions of $932 million from Cheniere and during the six months ended June 30, 2021 we made cash distributions of $337 million to Cheniere.

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

	June 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(4,979)	$1,605	$(1,212)	$186

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Second Amended and Restated Term Loan Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

10.2
Second Amended and Restated Working Capital Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Working Capital Facility Agent and Société Générale as Security Trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

10.3
Second Amended and Restated Common Terms Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

10.4
Second Amended and Restated Common Security and Account Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

10.5
Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between Corpus Christi Liquefaction Stage III, LLC and Bechtel Energy Inc (Portions of this exhibit have been omitted) (Incorporated by reference to Exhibit 10.1 to Cheniere’s Quarterly Report on Form 10-Q (SEC File No. 001-16383), filed on May 3, 2022)

10.6*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Maintaining Elevated Ground Flare Option, dated March 28, 2022, (ii) the Change Order CO-00002 Package 7 Pre-Investment of Trains 8 and 9 (Without Site Work), dated April 29, 2022 and (iii) the Change Order CO-00003 Modifications to Insurance Language, dated June 13, 2022 (Portions of this exhibit have been omitted.)

10.7
LNG Sale and Purchase Agreement (ARC), dated June 15, 2022, between Corpus Christi Liquefaction Stage III, LLC and Cheniere Marketing International LLP (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022).

10.8
Second Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated June 15, 2022, between CCL and Cheniere Marketing International LLP (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

Exhibit No.	Description
10.9
Shipping Services Agreement, dated June 15, 2022, between Corpus Christi Liquefaction Stage III, LLC and Cheniere Marketing International LLP (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435), filed on June 22, 2022)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 3, 2022	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 3, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)