Form 10-Q
period 2022-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2022-11-03
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DES	delivered ex-ship
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
LNG revenues	$1,737	$1,029	$4,668	$2,470
LNG revenues—affiliate	1,126	509	2,560	1,108
Total revenues	2,863	1,538	7,228	3,578

Operating costs and expenses
Cost of sales (excluding items shown separately below)	5,929	1,608	10,712	2,593
Cost of sales—affiliate	47	12	95	49
Cost of sales—related party	—	53	—	124
Operating and maintenance expense	119	112	350	315
Operating and maintenance expense—affiliate	28	25	86	77
Operating and maintenance expense—related party	2	2	7	7
General and administrative expense	2	2	6	5
General and administrative expense—affiliate	11	8	27	20
Depreciation and amortization expense	112	110	334	309
Other	1	1	5	2
Total operating costs and expenses	6,251	1,933	11,622	3,501

Income (loss) from operations	(3,388)	(395)	(4,394)	77

Other income (expense)
Interest expense, net of capitalized interest	(106)	(117)	(340)	(328)
Loss on modification or extinguishment of debt	(6)	(9)	(36)	(9)
Interest rate derivative gain (loss), net	—	(2)	2	(3)
Other income, net	2	—	3	—
Total other expense	(110)	(128)	(371)	(340)

Net loss	$(3,498)	$(523)	$(4,765)	$(263)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$202	$44
Trade and other receivables, net of current expected credit losses	400	280
Accounts receivable—affiliate	599	315
Advances to affiliate	101	128
Inventory	138	156
Current derivative assets	23	17
Margin deposits	93	13
Other current assets	23	15
Total current assets	1,579	968

Property, plant and equipment, net of accumulated depreciation	13,392	12,607
Debt issuance and deferred financing costs, net of accumulated amortization	41	7
Derivative assets	13	37
Other non-current assets, net	215	145
Total assets	$15,240	$13,764

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
Current liabilities
Accounts payable	$156	$119
Accrued liabilities	1,080	631
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	—	366
Due to affiliates	35	35
Current derivative liabilities	1,901	668
Other current liabilities	1	1
Total current liabilities	3,174	1,821

Long-term debt, net of discount and debt issuance costs	8,369	9,986
Derivative liabilities	6,973	638
Other non-current liabilities	67	38
Other non-current liabilities—affiliate	3	—

Member’s equity (deficit)	(3,346)	1,281
Total liabilities and member’s equity (deficit)	$15,240	$13,764

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,281	$1,281
Contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	679	679
Contributions (excluding CCL Stage III entity)	801	801
Contribution of CCL Stage III entity (see Note 2)	(1,482)	(1,482)
Net loss	(527)	(527)
Balance at June 30, 2022	(529)	(529)
Contributions	681	681
Net loss	(3,498)	(3,498)
Balance at September 30, 2022	$(3,346)	$(3,346)

Three and Nine Months Ended September 30, 2021
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2020	$2,624	$2,624
Net income	331	331
Balance at March 31, 2021	2,955	2,955
Distributions	(337)	(337)
Net loss	(71)	(71)
Balance at June 30, 2021	2,547	2,547
Distributions	(281)	(281)
Net loss	(523)	(523)
Balance at September 30, 2021	$1,743	$1,743

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(4,765)	$(263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	334	309
Amortization of discount and debt issuance costs	15	18
Loss on modification or extinguishment of debt	36	9
Total losses on derivatives instruments, net	5,754	987
Total gains on derivatives, net—related party	—	(13)
Net cash used for settlement of derivative instruments	(106)	(69)
Other	4	3
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(120)	(72)
Accounts receivable—affiliate	(284)	(96)
Advances to affiliate	(25)	43
Inventory	16	(32)
Margin deposits	(80)	—
Accounts payable and accrued liabilities	462	316
Accrued liabilities—related party	—	8
Due to affiliates	(1)	—
Deferred revenue	32	—
Other, net	(38)	(54)
Net cash provided by operating activities	1,234	1,094

Cash flows from investing activities
Property, plant and equipment	(618)	(221)
Other	—	(2)
Net cash used in investing activities	(618)	(223)

Cash flows from financing activities
Proceeds from issuances of debt	440	750
Repayments of debt	(2,419)	(1,006)
Debt issuance and deferred financing costs	(44)	(3)
Debt extinguishment costs	(18)	(5)
Contributions	1,583	—
Distributions	—	(618)
Net cash used in financing activities	(458)	(882)

Net increase (decrease) in restricted cash and cash equivalents	158	(11)
Restricted cash and cash equivalents—beginning of period	44	70
Restricted cash and cash equivalents—end of period	$202	$59

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

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal which provides opportunity for further liquefaction capacity expansion. In August 2022, CCH and another subsidiary of Cheniere initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2022.

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

Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. The standard is effective from March 12, 2020 to December 31, 2022.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We had interest rate swaps and various credit facilities indexed to LIBOR, as further described in Note 7—Derivative Instruments and Note 9—Debt, respectively. In June 2022, we amended our credit facilities to bear interest at a variable rate per annum based on SOFR as a result of the expected LIBOR transition. Since adoption of the standard, we elected to apply the optional expedients as applicable to certain modified facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR or other replacement rate indexes does not have a material impact on our cash flows.

NOTE 2—CCL STAGE III CONTRIBUTION AND MERGER

As described in Note 1—Nature of Operations and Basis of Presentation, the Contribution of the CCL Stage III legal entity to us from Cheniere occurred on June 15, 2022, which was immediately followed by the Merger, in which CCL Stage III was merged with and into CCL, with CCL continuing as the surviving company.

The Contribution was accounted for as a common control transaction as the assets and liabilities were transferred between entities under Cheniere’s control. As a result, the net liability transfer was recognized as a contribution in our Consolidated Statement of Member’s Equity (Deficit) and at the historical basis of Cheniere on June 15, 2022 in our Consolidated Balance Sheets. The Contribution has been presented prospectively as we have concluded that the Contribution did not represent a change in our reporting entity, primarily as we concluded that CCL Stage III did not constitute a business under FASB topic Accounting Standards Codification 805, Business Combinations. The Merger had no impact on our Consolidated Financial Statements as it occurred between our consolidated subsidiaries.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal. As of September 30, 2022 and December 31, 2021, we had $202 million and $44 million of restricted cash and cash equivalents, respectively.

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Trade receivables	$309	$256
Other receivables	91	24
Total trade and other receivables, net of current expected credit losses	$400	$280

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Materials	$89	$88
LNG	26	45
Natural gas	23	21
Other	—	2
Total inventory	$138	$156

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$13,285	$13,222
Site and related costs	302	294
Construction-in-process	1,111	66
Accumulated depreciation	(1,311)	(981)
Total LNG terminal, net of accumulated depreciation	13,387	12,601
Fixed assets
Fixed assets	24	23
Accumulated depreciation	(19)	(17)
Total fixed assets, net of accumulated depreciation	5	6
Property, plant and equipment, net of accumulated depreciation	$13,392	$12,607

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$111	$111	$332	$309
Offsets to LNG terminal costs (1)	—	—	—	143

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	September 30, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(76)	19	(8,781)	(8,838)	5	4	(1,221)	(1,212)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of natural gas positions within our Physical Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Physical Liquefaction Supply Derivatives as of September 30, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Physical Liquefaction Supply Derivatives	$(8,781)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.992) - $0.355 / $(0.153)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	89% - 943% / 190%

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
The following table shows the changes in the fair value of our Level 3 Physical Liquefaction Supply Derivatives, including those with related parties (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Balance, beginning of period	$(5,006)	$(260)	$(1,221)	$12
Realized and mark-to-market losses:
Included in cost of sales	(4,123)	(766)	(2,727)	(1,032)
Purchases and settlements:
Purchases	1	(1)	(5,290)	17
Settlements	346	52	457	28
Transfers out of Level 3, net (2)	1	—	—	—
Balance, end of period	$(8,781)	$(975)	$(8,781)	$(975)
Change in unrealized losses relating to instruments still held at end of period	$(4,123)	$(766)	$(2,727)	$(1,032)

(1)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 11—Related Party Transactions.
(2)Transferred out of Level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Rate Derivatives

We previously entered into the following Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility, which expired in May 2022:

	Notional Amounts
	September 30, 2022	December 31, 2021	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
Interest Rate Derivatives	$—	$4.5 billion	2.30%	One-month LIBOR
The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest Rate Derivatives	Interest rate derivative gain (loss), net	$—	$(2)	$2	$(3)

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The remaining terms of the Physical Liquefaction Supply Derivatives range up to 25 years, some of which commence upon the satisfaction of certain events or states of affairs. The terms of the Financial Liquefaction Supply Derivatives range up to approximately three years.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 8,137 TBtu and 2,915 TBtu as of September 30, 2022 and December 31, 2021, respectively.

The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues	$—	$(3)	$7	$(3)
Cost of sales	(3,883)	(733)	(5,763)	(981)
Cost of sales—related party (2)	—	6	—	13

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	September 30, 2022
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$23	$23
Derivative assets	—	13	13
Total derivative assets	—	36	36

Current derivative liabilities	—	(1,901)	(1,901)
Derivative liabilities	—	(6,973)	(6,973)
Total derivative liabilities	—	(8,874)	(8,874)

Derivative liability, net	$—	$(8,838)	$(8,838)

	December 31, 2021
	Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$17	$17
Derivative assets	—	37	37
Total derivative assets	—	54	54

Current derivative liabilities	(40)	(628)	(668)
Derivative liabilities	—	(638)	(638)
Total derivative liabilities	(40)	(1,266)	(1,306)

Derivative liability, net	$(40)	$(1,212)	$(1,252)

(1)Does not include collateral posted with counterparties by us of $93 million and $13 million as of September 30, 2022 and December 31, 2021, respectively, which are included in other current assets in our Consolidated Balance Sheets.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

Liquefaction Supply Derivatives

As of September 30, 2022
Gross assets	$41
Offsetting amounts	(5)
Net assets	$36

Gross liabilities	$(9,349)
Offsetting amounts	475
Net liabilities	$(8,874)

As of December 31, 2021
Gross assets	$76
Offsetting amounts	(22)
Net assets	$54

Gross liabilities	$(1,295)
Offsetting amounts	29
Net liabilities	$(1,266)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Natural gas purchases	$844	$531
Interest costs and related debt fees	112	7
Liquefaction Project costs	82	43
Other accrued liabilities	42	50
Total accrued liabilities	$1,080	$631

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Senior Secured Notes:
7.000% due 2024	$1,250	$1,250
5.875% due 2025	1,500	1,500
5.125% due 2027 (1)	1,500	1,500
3.700% due 2029 (1)	1,492	1,500
3.72% weighted average rate due 2039 (1)	2,699	2,721
Total Senior Secured Notes	8,441	8,471
CCH Credit Facility	—	1,728
CCH Working Capital Facility (2)	—	250
Total debt	8,441	10,449

Current portion of long-term debt	—	(117)
Short-term debt	—	(250)
Unamortized discount and debt issuance costs, net	(72)	(96)
Total long-term debt, net of discount and debt issuance costs	$8,369	$9,986

(1)Subsequent to September 30, 2022 and through October 31, 2022, Cheniere executed bond repurchases totaling $221 million, inclusive of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on the open market, which were immediately contributed to us from Cheniere and cancelled by us.
(2)The CCH Working Capital Facility is classified as short-term debt.

Cancellation of CCH Senior Secured Notes Contributed from Cheniere

During the three and nine months ended September 30, 2022, Cheniere repurchased $30 million of CCH’s Senior Secured Notes due 2029 and 2039 on the open market, which were immediately contributed to us from Cheniere, and cancelled by us. It was determined that for accounting purposes, Cheniere repurchased the bonds on our behalf as a principal as opposed to as an agent, and thus the debt extinguishment was accounted for as an extinguishment directly with Cheniere. As a result, the net gain on extinguishment of $5 million was recorded as a contribution within our Consolidated Statements of Member’s Equity.

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2022 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility (1)
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	218
Available commitment	$3,260	$1,282

Priority ranking	Senior secured	Senior secured
Interest rate on available balance	SOFR plus credit spread adjustment of 0.1% , plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus applicable margin
Commitment fees on undrawn balance	0.53%	0.18%
Maturity date	(2)	June 15, 2027

(1)In June 2022, we amended and restated the CCH Credit Facility and CCH Working Capital Facility resulting in $20 million of debt extinguishment and modification costs to, among other things, (a) provide incremental commitments of $3.7 billion and $300 million for the CCH Credit Facility and the CCH Working Capital Facility,

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
respectively, in connection with the FID with respect to the Corpus Christi Stage 3 Project, (b) extend the maturity, (c) update the indexed interest rate to SOFR and (d) make certain other changes to the terms and conditions of each existing facility.
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

As of September 30, 2022, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$119	$118	$356	$355
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(13)	(1)	(16)	(27)
Total interest expense, net of capitalized interest	$106	$117	$340	$328

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$6,470	$6,049	$6,500	$7,095
Senior notes — Level 3 (2)	1,971	1,797	1,971	2,227

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers
LNG revenues	$1,737	$1,032	$4,661	$2,473
LNG revenues—affiliate	1,126	509	2,560	1,108
Total revenues from contracts with customers	2,863	1,541	7,221	3,581
Net derivative gain (loss) (1)	—	(3)	7	(3)
Total revenues	$2,863	$1,538	$7,228	$3,578

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$132	$104

The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2022
Deferred revenue, beginning of period	$35
Cash received but not yet recognized in revenue	67
Revenue recognized from prior year end deferral	(35)
Deferred revenue, end of period	$67

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$51.4	11	$31.7	9
LNG revenues—affiliate	1.3	9	1.1	10
Total revenues	$52.7		$32.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Approximately 73% and 59% of our LNG revenues from contracts included in the table above during the three months ended September 30, 2022 and 2021, respectively, and approximately 70% and 53% of our LNG revenues from contracts included in the table above during the nine months ended September 30, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 89% and 87% of our LNG revenues—affiliate from contracts included in the table above during the three and nine months ended September 30, 2022, respectively, were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the three and nine months ended September 30, 2021.

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
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,022	$500	$2,394	$1,079
Contracts for Sale and Purchase of Natural Gas and LNG	104	9	166	29
Total LNG revenues—affiliate	1,126	509	2,560	1,108

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	47	12	95	18
Cheniere Marketing Agreements	—	—	—	31
Total cost of sales—affiliate	47	12	95	49

Cost of sales—related party
Natural Gas Supply Agreement (1)	—	53	—	124

Operating and maintenance expense—affiliate
Services Agreements	28	24	86	76
Land Agreements	—	1	—	1
Total operating and maintenance expense—affiliate	28	25	86	77

Operating and maintenance expense—related party
Natural Gas Transportation Agreements	2	2	7	7

General and administrative expense—affiliate
Services Agreements	11	8	27	20

(1)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement during 2021, as discussed below.

We had $35 million due to affiliates as of both September 30, 2022 and December 31, 2021, under agreements with affiliates, as described below.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cheniere Marketing Agreements

Cheniere Marketing SPA

CCL has an amended and restated fixed price SPA with Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, (the “Cheniere Marketing Base SPA”) with a term of 20 years which allows Cheniere Marketing to purchase, at its option, (1) up to a cumulative total of 150 TBtu of LNG within the commissioning periods for Trains 1 through 3 and (2) any excess LNG produced by the Liquefaction Project that is not committed to customers under third party SPAs. Under the Cheniere Marketing Base SPA, Cheniere Marketing may, without charge, elect to suspend deliveries of cargoes (other than commissioning cargoes) scheduled for any month under the applicable annual delivery program by providing specified notice in advance. Additionally, CCL has: (1) a fixed price SPA with a term through 2043 with Cheniere Marketing which allows them to purchase volumes of approximately 15 TBtu per annum of LNG and (2) an SPA with Cheniere Marketing for approximately 44 TBtu of LNG with a maximum term up to 2026 associated with the integrated production marketing gas supply agreement between CCL and EOG Resources, Inc. As of September 30, 2022 and December 31, 2021, CCL had $593 million and $314 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.
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

Facility Swap Agreement

We have an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be (1) 115% of the applicable natural gas feedstock purchase price or (2) an FOB U.S. Gulf Coast LNG market price, whichever is greater.
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

Natural Gas Transportation Agreements

Agreements with Related Party

CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project, for a period of 10 years which began in May 2020. Cheniere accounts for its investment in this related party as an equity method investment. CCL recorded accrued liabilities—related party of $1 million as of both September 30, 2022 and December 31, 2021 with this related party.

CCL is party to a natural gas transportation agreement with a related party in the ordinary course of business for the operation of the Liquefaction Project, with an initial term of 20 years with extension rights. Cheniere has an equity interest in this related party.

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

Land Agreements

Rental Agreements

CCL has agreements with Cheniere Land Holdings, LLC (“CLH”), a wholly owned subsidiary of Cheniere, to rent the land owned by CLH for the Liquefaction Project. The total annual rental payment is $0.6 million with terms through 2031.

Easement Agreements

CCL has agreements with CLH which grant CCL easements on land owned by CLH for the Liquefaction Project. The total annual payment for easement agreements is $0.1 million, excluding any previously paid one-time payments, and the terms of the agreements range from three to five years.

Master License Agreements

CCL has agreements with CLH which grant CCL licenses to enter certain land owned by CLH for the Liquefaction Project. The aggregate annual payment for these agreements is $1 million, commencing January 2022 through completion of construction at the Liquefaction Project, subject to early termination.
Dredge Material Disposal Agreement

CCL has a dredge material disposal agreement with CLH that terminates in 2042 which grants CCL permission to use land owned by CLH for the deposit of dredge material from the construction and maintenance of the Liquefaction Project. Under the terms of the agreement, CCL will pay CLH $0.50 per cubic yard of dredge material deposits up to 5.0 million cubic yards and $4.62 per cubic yard for any quantities above that.

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

Equity Contribution Agreements

We entered into equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of CCH’s Senior Secured Notes that Cheniere has repurchased to CCH. During the three and nine months ended September 30, 2022, Cheniere repurchased a total of $30 million of the outstanding principal amount of CCH’s Senior Secured Notes due 2029 and 2039 on the open market, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

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

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Customer A	20%	22%	22%	23%	*	*
Customer B	15%	13%	15%	16%	*	*
Customer C	15%	16%	14%	16%	10%	*
Customer D	*	*	*	*	22%	31%
Customer E	*	*	*	*	10%	11%
Customer F	13%	10%	*	*	*	*
Customer G	*	*	*	*	10%	*
Customer H	12%	*	10%	*	*	*

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for interest on debt, net of amounts capitalized	$225	$219
Right-of-use assets obtained in exchange for new operating lease liabilities	3	—
Non-cash investing activity:
Transfers of property, plant and equipment in exchange for other non-current assets	17	—
Contributions of assets from affiliates	7	—
Non-cash financing activity:
Cancellation of CCH Senior Secured Notes contributed to us from Cheniere (see Note 9)	30	—
Contribution of CCL Stage III entity to us from Cheniere (see Note 2)	(1,482)	—

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $42 million and $15 million as of September 30, 2022 and 2021, respectively.

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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks of 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity over 10 mtpa of LNG.

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

Our customer arrangements provide us with significant, stable and long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. Through our SPAs and IPM agreements, we have contracted approximately 85% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of September 30, 2022. In March 2022, the DOE authorized the export of an additional 108.16 Bcf/yr of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only. For further discussion of the contracted future cash flows under our revenue arrangements, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

We remain focused on operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In August 2022, CCH and another subsidiary of Cheniere initiated the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In June 2022, Cheniere published its 2021 Corporate Responsibility (“CR”) report, which details our approach and progress on ESG issues, including Cheniere’s collaboration with natural gas midstream companies, methane detection technology providers and leading academic institutions to implement quantification, monitoring, reporting and verification of greenhouse gas (“GHG”) emissions at natural gas gathering, processing, transmission and storage systems specific to our supply chain, as well as our contributions to energy security during a critical time in history. Additionally, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022. The CE Tags provide customers with estimated GHG emissions data associated with each LNG cargo produced at the Liquefaction Project and are provided for both FOB and DES LNG cargoes. Cheniere also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022. OGMP 2.0 is a comprehensive, measurement-based reporting framework intended to improve the accuracy and transparency of methane emissions reporting in the oil and gas sector. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-Q include the following:
Strategic

•In July 2022, CCL entered into a long-term LNG SPA with PTT Global LNG Company Limited (“PTTGL”), under which PTTGL has agreed to purchase 20 million tonnes of LNG from CCL for twenty years beginning in 2026. The SPA calls for a combination of FOB and DES deliveries. The purchase price for LNG under the SPA is indexed to the Henry Hub price, plus a fixed liquefaction fee.
•In March 2022, CCL amended its existing long-term SPA with Engie SA (“Engie”), increasing the volume Engie has agreed to purchase from CCL to approximately 11 million tonnes of LNG on an FOB basis, and extending the term to approximately 20 years, which began in September 2021.

•On June 15, 2022, Cheniere’s Board made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel under the EPC contract to commence construction of the Corpus Christi Stage 3 Project effective June 16, 2022. In connection with the positive FID, CCL Stage III was contributed to us and subsequently merged with and into CCL, with CCL the surviving company of the merger and our wholly owned subsidiary. Notable contracts received by CCL in connection with the merger included the following:
◦IPM agreements held by CCL Stage III with ARC Resources U.S. Corp (“ARC U.S.”), EOG Resources, Inc. and Apache Corporation, each with terms of approximately 15 years, aggregating approximately 65 million tonnes, approximately 40 million tonnes of which commences with commercial operations of certain Trains of the Corpus Christi Stage 3 Project (the “Transferred IPM Agreements”);
◦SPAs held by Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, or its subsidiaries with Foran Energy Group, Ltd, CPC Corporation, Sinochem Group Co. Ltd. and Polskie Gornictwo Naftowe I Gazownictwo S.A. (“PGNiG”), for which CCL entered into a newly executed agreement between CCL and PGNiG taking the place of a portion of the term of the existing agreement between PGNiG and Cheniere Marketing, aggregating approximately 105 million tonnes of LNG to be delivered through 2046; and
◦the aforementioned EPC contract with Bechtel for the Corpus Christi Stage 3 Project for a contract price of approximately $5.5 billion, subject to adjustment only by change order.
•In June 2022, CCL and Cheniere Marketing entered into an SPA for a term of 15 years for approximately 44 TBtu per annum of LNG associated with the IPM agreement between CCL and ARC U.S. referenced above.

Operational

•As of October 31, 2022, approximately 600 cumulative LNG cargoes totaling over 40 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

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

Results of Operations

The following charts summarize the total revenues and total LNG volumes loaded (including both operational and commissioning volumes) during the nine months ended September 30, 2022 and 2021:

(1)	The nine months ended September 30, 2021 excludes four TBtu that were loaded at our affiliate’s facility.
Net loss

Our consolidated net loss was $3.5 billion and $4.8 billion for the three and nine months ended September 30, 2022, respectively, compared to net loss of $523 million and $263 million for the three and nine months ended September 30, 2021, respectively. Substantially all of the increase in net loss of $3.0 billion and $4.5 billion during the three and nine month comparable periods, respectively, was due to an increase in commodity derivatives losses from unfavorable changes in fair value and settlements of $3.2 billion and $4.8 billion between the periods, respectively, as further described below. Included in the derivative loss incurred during both the three and nine months ended September 30, 2022 was a loss incurred of $2.9 billion and $3.3 billion, respectively, associated with, and following the Contribution of, the Transferred IPM Agreements on June 15, 2022, primarily attributable to CCL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of CCL’s own nonperformance. Partially offsetting the increased net loss during the periods was increased gross margin per MMBtu on LNG delivered, due to higher margins on sales indexed to Henry Hub plus a mark up, generally at 115%, as a result of increases in the index, and increased volumes delivered, in part due to substantial completion and commencement of operations of Train 3 of the Liquefaction Project, which achieved substantial completion on March 26, 2021 (the “Train 3 Completion”).

Substantially all derivative losses relate to the use of commodity derivative instruments indexed to international LNG prices, primarily related to our IPM agreements. While operationally we utilize commodity derivatives to mitigate price volatility for commodities procured or sold over a period of time, as a result of significant appreciation in forward international LNG commodity curves during the three and nine months ended September 30, 2022, we recognized approximately $3.6 billion and $5.3 billion, respectively, of non-cash unfavorable changes in fair value attributed to positions indexed to such prices, including the losses of $2.9 billion and $3.3 billion, respectively on the Transferred IPM Agreements in connection with the contribution as described above.

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, including those transferred to CCL during the nine months ended September 30, 2022 as described further in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors, notwithstanding the operational intent to mitigate risk exposure over time.

As described in Overview of Significant Events, during the nine months ended September 30, 2022, we entered into SPAs with various counterparties for approximately 135 million tonnes of LNG. We expect our net income or loss in the future to be impacted by the revenues and associated expenses related to the commencement of these agreements.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except volumes)	2022	2021	Variance	2022	2021	Variance
LNG revenues	$1,737	$1,029	$708	$4,668	$2,470	$2,198
LNG revenues—affiliate	1,126	509	617	2,560	1,108	1,452
Total revenues	$2,863	$1,538	$1,325	$7,228	$3,578	$3,650

LNG volumes recognized as revenues (in TBtu) (1)	196	193	3	585	541	44

(1)The nine months ended September 30, 2021 includes four TBtu that were loaded at our affiliate’s facility.

Total revenues increased by approximately $1.3 billion and $3.7 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively, primarily as a result of increased pricing due to appreciation in the Henry Hub index. Additionally, there were higher volumes of LNG delivered during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as a result of the additional production capacity of approximately 5 mtpa from the Train 3 Completion.
Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the nine months ended September 30, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not record any offsets to LNG terminal costs during the three and nine months ended September 30, 2022 and the three months ended September 30, 2021.

Also included in LNG revenues are sales of certain unutilized natural gas procured for the liquefaction process and gains and losses from certain commodity derivative instruments, which include the realized value associated with a portion of derivative instruments that settle through physical delivery. We recognized revenues of $81 million and $60 million during the three months ended September 30, 2022 and 2021, respectively, and $186 million and $150 million during the nine months ended September 30, 2022 and 2021, respectively, related to these transactions.

Operating costs and expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Cost of sales	$5,929	$1,608	$4,321	$10,712	$2,593	$8,119
Cost of sales—affiliate	47	12	35	95	49	46
Cost of sales—related party	—	53	(53)	—	124	(124)
Operating and maintenance expense	119	112	7	350	315	35
Operating and maintenance expense—affiliate	28	25	3	86	77	9
Operating and maintenance expense—related party	2	2	—	7	7	—
General and administrative expense	2	2	—	6	5	1
General and administrative expense—affiliate	11	8	3	27	20	7
Depreciation and amortization expense	112	110	2	334	309	25
Other	1	1	—	5	2	3
Total operating costs and expenses	$6,251	$1,933	$4,318	$11,622	$3,501	$8,121

Total operating costs and expenses increased by $4.3 billion and $8.1 billion during the three and nine months ended September 30, 2022 from the comparable periods in 2021, respectively. Cost of sales includes costs incurred directly for the production and delivery of LNG from the Liquefaction Project, to the extent those costs are not utilized for the commissioning process. Cost of sales also includes change in fair value of commodity derivatives to secure natural gas feedstock for the Liquefaction Project, costs associated with the sale of certain unutilized natural gas procured for the liquefaction process, variable transportation and storage costs and other costs to convert natural gas into LNG. Substantially all of the increase in operating costs and expenses in both comparable periods was attributed to third party cost of sales, which increased by $4.3 billion and $8.1 billion during the three and nine months ended September 30, 2022 from the comparable 2021 periods, respectively, primarily as a result of unfavorable changes in our commodity derivatives to secure natural gas feedstock for the Liquefaction Project, as discussed in Net loss above, increased pricing of natural gas feedstock due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of LNG delivered.

Operating and maintenance expense (including affiliate and related party) primarily includes costs associated with operating and maintaining the Liquefaction Project and also includes service and maintenance, insurance, regulatory costs and other operating costs. During the nine months ended September 30, 2022, operating and maintenance expense increased from the comparable period in 2021, primarily due to increased natural gas transportation and storage capacity demand charges following Train 3 Completion, as Train 3 was in operation for the full nine months ended September 30, 2022 as compared to six of the nine months ended September 30, 2021.

Depreciation and amortization expense increased during the nine months ended September 30, 2022 from the comparable period in 2021 primarily as a result of Train 3 Completion.

Other expense (income)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021	Variance	2022	2021	Variance
Interest expense, net of capitalized interest	$106	$117	$(11)	$340	$328	$12
Loss on modification or extinguishment of debt	6	9	(3)	36	9	27
Interest rate derivative loss (gain), net	—	2	(2)	(2)	3	(5)
Other income, net	(2)	—	(2)	(3)	—	(3)
Total other expense	$110	$128	$(18)	$371	$340	$31
Total interest expense, net of capitalized interest consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest cost	$119	$118	$356	$355
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(13)	(1)	(16)	(27)
Total interest expense, net of capitalized interest	$106	$117	$340	$328

Interest expense, net of capitalized interest decreased during the three months ended September 30, 2022 from the comparable period in 2021 due to a higher portion of total interest costs eligible for capitalization following the issuance of full notice to proceed to Bechtel on the Corpus Christi Stage 3 Project in June 2022. Interest expense, net of capitalized interest increased during the nine months ended September 30, 2022 from the comparable period in 2021 due to a lower portion of total interest costs eligible for capitalization related to the Corpus Christi Stage 3 Project in 2022 as compared to Train 3 in 2021.

Loss on modification or extinguishment of debt decreased during the three months ended September 30, 2022 from the comparable period in 2021 and increased during the nine months ended September 30, 2022 from the comparable period in 2021, due to the amount of debt that was paid down in the respective periods prior to their scheduled maturities as further described in Liquidity and Capital Resources—Sources and Uses of Cash—Financing Cash Flows.

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

September 30, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$202
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,282
Total available liquidity	$4,744

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2022. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2022 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts.

Revised Capital Allocation Plan

In September 2022, the board of directors of Cheniere approved a revised long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including our senior notes. Pursuant to the capital allocation plan, in the three months ended September 30, 2022, Cheniere repurchased a total of $30 million of CCH’s Senior Secured Notes due 2029 and 2039 on the open market.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2022:

Overall project completion percentage	12.2%
Completion percentage of:
Engineering	24.1%
Procurement	18.6%
Subcontract work	10.8%
Construction	0.8%
Date of expected substantial completion	2H 2025 - 1H 2027

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

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,234	$1,094
Net cash used in investing activities	(618)	(223)
Net cash used in financing activities	(458)	(882)
Net increase (decrease) in restricted cash and cash equivalents	$158	$(11)

Operating Cash Flows

Operating cash flows during the nine months ended September 30, 2022 and 2021 were $1,234 million and $1,094 million, respectively. The $140 million increase between the periods was primarily related to cash used as working capital as a result of payment timing differences and timing of cash receipts from the sale of LNG cargoes. The increase was partially offset by a decrease in operating cash inflows due to higher costs associated with the sale of certain unutilized natural gas procured for the liquefaction process during the nine months ended September 30, 2022.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Project. The $395 million increase in 2022 compared to 2021 was primarily due to spend during the nine months ended September 30, 2022 related to construction work performed by Bechtel for the Corpus Christi Stage 3 Project. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project following the issuance of full notice to proceed to Bechtel in June 2022.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuances of debt	$440	$750
Repayments of debt	(2,419)	(1,006)
Debt issuance and deferred financing costs	(44)	(3)
Debt extinguishment costs	(18)	(5)
Contributions	1,583	0
Distributions	—	(618)
Net cash used in financing activities	$(458)	$(882)
Debt Issuances and Related Financing Costs

The following table shows the issuances of debt, including intra-quarter borrowings (in millions):

	Nine Months Ended September 30,
	2022	2021
3.72% weighted average rate Senior Secured Notes due 2039	—	$750
CCH Credit Facility	$440	—
Total debt issuances	$440	$750

During the nine months ended September 30, 2022 and 2021, we paid debt issuance costs and other financing costs of $44 million and $3 million, respectively, related to the debt issuances above and amendment of credit facilities during the respective periods.
Debt Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Nine Months Ended September 30,
	2022	2021
CCH Credit Facility	$(2,169)	$(866)
CCH Working Capital Facility	(250)	(140)
Total debt repayments	$(2,419)	$(1,006)

During the nine months ended September 30, 2022 and 2021, we paid debt modification or extinguishment costs of $18 million and $5 million, respectively, related to the these repayments.

Capital Contributions and Distributions

During the nine months ended September 30, 2022, we received cash capital contributions of $1.6 billion from Cheniere and during the nine months ended September 30, 2021 we made cash distributions of $618 million to Cheniere.

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

	September 30, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(8,838)	$1,933	$(1,212)	$186

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

ITEM 5.    OTHER INFORMATION

On November 1, 2022, CCL and Cheniere Marketing International LLP (“Cheniere Marketing”) entered into: (1) an SPA for approximately 0.85 mtpa of LNG associated with the previously announced IPM agreement between CCL and Apache Corporation; (2) an SPA for approximately 2.55 mtpa of LNG associated with the previously announced IPM agreement between CCL and EOG Resources, Inc.; and (3) letter agreements to make certain amendments to: (a) the SPA, dated December 30, 2019, between CCL and Cheniere Marketing; and (b) the SPA, dated June 15, 2022, between CCL and Cheniere Marketing.

On November 1, 2022, CCL and Cheniere Marketing entered into Shipping Services Agreements for the provision of certain shipping and transportation-related services associated with (1) the SPA between CCL and Foran Energy Group Co. Ltd. and (2) the SPA between Cheniere Marketing and CPC Corporation, Taiwan, which will be novated from Cheniere Marketing to CCL following substantial completion of Train 6 of the Corpus Christi Stage 3 Project.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00004 Currency Conversion, dated June 27, 2022, (ii) the Change Order CO-00005 Fuel Adjustment, dated July 15, 2022, (iii) the Change Order CO-00006 Removal of Laydown Yard Scope Option, dated August 2, 2022, (iv) the Change Order CO-00007 Removal of Air Bridges Scope Option, dated August 22, 2022, (v) the Change Order CO-00008 Acid Gas Flare K/O Drum, dated August 16, 2022, and (vi) the Change Order CO-00009 Package 7A (Without Site Work), dated August 16, 2022 (Portions of this exhibit have been omitted.)

10.2*	LNG Sale and Purchase Agreement (Apache Corporation), dated June 15, 2022, between CCL and Cheniere Marketing
10.3*	LNG Sale and Purchase Agreement (EOG Resources, Inc.), dated June 15, 2022, between CCL and Cheniere Marketing
10.4*	Letter Agreement regarding changes to the ARC IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing
10.5*	Letter Agreement regarding changes to the EOG Early IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing
10.6*	Shipping Services Agreement in relation to the CPC SPA, dated November 1, 2022, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
10.7*	Shipping Services Agreement in relation to the Foran SPA, dated November 1, 2022, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Registration Report on Form S-4 (SEC File No. 333-215435), filed on March 11, 2022)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 2, 2022	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	November 2, 2022	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)