Form 10-K
period 2022-12-31
Cheniere Corpus Christi Holdings, LLC
filed 2023-02-23
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date: Not applicable
Documents incorporated by reference: None

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DAT	delivered at terminal
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2022, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total operational production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total operational production capacity over 10 mtpa of LNG.

In June 2022, Cheniere’s board of directors (the “Board”) made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which Cheniere was developing and constructing the Corpus Christi Stage 3 Project, was contributed to us from Cheniere (the “Contribution”) on June 15, 2022. Immediately following the Contribution, CCL Stage III was merged with and into CCL (the “Merger”), the surviving entity of the merger and our wholly owned subsidiary. Refer to Note 3—CCL Stage III Contribution and Merger of our Notes to Consolidated Financial Statements for additional information on the Contribution and Merger of CCL Stage III.

We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale Trains, storage tanks and marine berths, the “Liquefaction Project”).
Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of December 31, 2022. For further discussion of the contracted future cash flows under our revenue arrangements, see Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In September 2022, CCL and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (“Midscale Trains 8 and 9”). The development of

Midscale Trains 8 and 9 or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Our Business Strategy

Our primary business strategy for the Liquefaction Project is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for 13 of 15 third party long-term SPA customers as of December 31, 2022;
•maximizing the production of LNG to serve our customers and generating steady and stable revenues and operating cash flows;
•further expanding and/or optimizing the Liquefaction Project by leveraging existing infrastructure;
•maintaining a prudent and cost-effective capital structure; and
•strategically identifying actionable environmental solutions.

Our Business

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our Liquefaction Project

The Liquefaction Project, as described above under the caption General, includes three Trains and two marine berths and the construction of the Corpus Christi Stage 3 Project with up to seven midscale Trains adjacent to the Liquefaction Project. Additionally, in September 2022, CCL and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for Midscale Trains 8 and 9.

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of January 31, 2023:

Overall project completion percentage	24.5%
Completion percentage of:
Engineering	41.3%
Procurement	36.9%
Subcontract work	29.5%
Construction	2.2%
Date of expected substantial completion	2H 2025 - 1H 2027

The following summarizes the volumes of natural gas for which we have received approvals from FERC to site, construct and operate the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Liquefaction Project through December 31, 2050:

	FERC Approved Volume		DOE Approved Volume
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
Trains 1 through 3 of the Liquefaction Project:
FTA countries	875.16	17	875.16	17
Non-FTA countries	875.16	17	875.16	17
Corpus Christi Stage 3 Project:
FTA countries	582.14	11.45	582.14	11.45
Non-FTA countries	582.14	11.45	582.14	11.45

Pipeline Facilities

In November 2019, the FERC authorized CCP to construct and operate the pipeline for the Corpus Christi Stage 3 Project, which is designed to transport 1.5 Bcf/d of natural gas feedstock required by the Corpus Christi Stage 3 Project from the existing regional natural gas pipeline grid.

Natural Gas Supply, Transportation and Storage

CCL has secured natural gas feedstock for the Corpus Christi LNG Terminal through traditional long-term natural gas supply and IPM agreements. Additionally, to ensure that CCL is able to transport and manage the natural gas feedstock to the Corpus Christi LNG Terminal, it has entered into transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties.

Customers

Information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table shows customers with revenues of 10% or greater of total revenues from external customers:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2022	2021	2020
Endesa Generación, S.A. (which subsequently assigned its SPA to Endesa S.A.) and Endesa S.A.	21%	21%	31%
PT Pertamina (Persero)	14%	16%	16%
Naturgy LNG GOM, Limited	14%	15%	14%
Trafigura Pte Ltd and affiliates	10%	*	—%

* Less than 10%

All of the above customers contribute to our LNG revenues through SPA contracts.

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

Under the NGA, our pipeline is not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including its own marketing affiliate. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified the FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area. On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process, modifying the standards FERC uses to evaluate applications to include, among other things, reasonably foreseeable greenhouse gas emissions that may be attributable to the project and the project’s impact on environmental justice communities. On March 24, 2022, the FERC pulled back the Policy Statement, re-issued it as a draft and it remains pending. At this time, we do not expect it to have a material adverse effect on our operations.

We are permitted to make sales of natural gas for resale in interstate commerce pursuant to a blanket marketing certificate granted by the FERC with the issuance of our Certificate of Public Convenience and Necessity to our marketing affiliates. Our sales of natural gas will be affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation.
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

In December 2014, the FERC issued an order granting CCL authorization under Section 3 of the NGA to site, construct and operate Trains 1 through 3 of the Liquefaction Project and issued a certificate of public convenience and necessity under Section 7(c) of the NGA authorizing construction and operation of the Corpus Christi Pipeline (the “December 2014 Order”). A party to the proceeding requested a rehearing of the December 2014 Order, and in May 2015, the FERC denied rehearing (the “Order Denying Rehearing”). The party petitioned the relevant Court of Appeals to review the December 2014 Order and the Order Denying Rehearing; that petition was denied on November 4, 2016. In June of 2018, CCL Stage III, CCL and CCP filed an application with the FERC for authorization under Section 3 of the NGA to site, construct and operate the Corpus Christi Stage 3 Project at the existing Liquefaction Project and pipeline location, which is being developed by a wholly owned subsidiary of Cheniere that is not owned or controlled by us. In November 2019, the FERC authorized the Corpus Christi Stage 3 Project. The Corpus Christi Stage 3 Project consists of the addition of seven midscale Trains and related facilities. The order is not subject to appellate court review. In 2020, the FERC authorized CCP to construct and operate a portion of the Corpus Christi Stage 3 Project (Sinton Compressor Station Unit No. 1) on an interim basis independently from the remaining the Corpus Christi Stage 3 Project facilities, which received FERC approval for in-service in December 2020.

On September 27, 2019, CCL filed a request with the FERC pursuant to Section 3 of the NGA, requesting authorization to increase the total LNG production capacity of the terminal from currently authorized levels to an amount which reflects more accurately the capacity of the facility based on enhancements during the engineering, design and construction process, as well as operational experience to date. The requested authorizations do not involve construction of new facilities. Corresponding applications for authorization to export the incremental volumes were also submitted to the DOE. The DOE issued Orders granting authorization to export LNG to FTA countries in April 2020 and to non-FTA countries in March 2022. In October 2021, the FERC issued its Orders Amending Authorization under Section 3 of the NGA. In March 2022, the DOE authorized the export of an additional 108.16 Bcf/yr of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050 to non-FTA countries, that were previously authorized for FTA countries only.

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

Several other material governmental and regulatory approvals and permits are required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions, reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of the Liquefaction Project, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations have not materially affected our construction or operations.

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

PHMSA performs inspections of pipeline and LNG facilities and has authority to undertake enforcement actions, including issuance of civil penalties up to approximately $258,000 per day per violation, with a maximum administrative civil penalty of approximately $2.6 million for any related series of violations.

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

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. The CFTC has enacted a number of regulations pursuant to the Dodd-Frank Act, including the speculative position limit rules. Given the recent enactment of the speculative position limit rules, as well as the impact of other rules and regulations under the Dodd-Frank Act, the impact of such rules and regulations on our business continues to be uncertain, but is not expected to be material.

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

Environmental Regulation

The Liquefaction Project is subject to various federal, state and local laws and regulations relating to the protection of the environment and natural resources. These environmental laws and regulations can affect the cost and output of operations and may impose substantial penalties for non-compliance and substantial liabilities for pollution, as further described in the risk factor Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions in Risks Relating to Regulations within Item 1A. Risk Factors. Many of these laws and regulations, such as those noted below, restrict or prohibit impacts to the environment or the types, quantities and concentration of substances that can be released into the environment and can lead to substantial administrative, civil and criminal fines and penalties for non-compliance.

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

On February 28, 2022, the EPA removed a stay of formaldehyde standards in the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) Subpart YYYY for stationary combustion turbines located at major sources of hazardous air pollutant (“HAP”) emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY by March 9, 2022. We do not believe that our operations, or the construction and operations of our liquefaction facilities, will be materially and adversely affected by such regulatory actions.

We are supportive of regulations reducing greenhouse gas (“GHG”) emissions over time. Since 2009, the EPA has promulgated and finalized multiple GHG emissions regulations related to reporting and reductions of GHG emissions from our facilities. The EPA has proposed additional new regulations to reduce methane emissions from both new and existing sources within the Crude Oil and Natural Gas source category that impact our assets and our supply chain.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376(P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a charge on methane emissions above a certain threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program (“GHGRP”) Part 98 (“Subpart W”) regulations. The charge starts at $900 per metric ton of methane in 2024, $1,200 per metric ton in 2025, and increasing to $1,500 per metric ton in 2026 and beyond. At this time, we do not expect it to have a material adverse effect on our operations, financial condition or results of operations.

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

Market Factors and Competition

Market Factors

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains, sale of LNG by Cheniere Marketing or development of new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the extent of energy security needs in the European Union and elsewhere, the rate of fuel switching for power generation from coal, nuclear or oil to natural gas and other overarching factors such as global economic growth and the pace of any transition from fossil-based systems of energy production and consumption to renewable energy sources. In addition, our ability to obtain additional funding to execute our business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and our ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, significant amounts of money are being invested across Europe, Asia and Latin America in natural gas projects under construction, and more continues to be earmarked to planned projects globally. In Europe, there are various plans to install more than 80 mtpa of import capacity over the near-term to secure access to LNG and displace Russian gas imports. In India, there are nearly 12,000 kilometers of gas pipelines under construction to expand the gas distribution network and increase access to natural gas. And in China, billions of U.S. dollars have already been invested and hundreds of billions of U.S. dollars are expected to be further invested all along the natural gas value chain to decrease harmful emissions.

As a result of these dynamics, we expect gas and LNG to continue to play an important role in satisfying energy demand going forward. In its fourth quarter 2022 forecast, Wood Mackenzie Limited (“WoodMac”) forecasts that global demand for LNG will increase by approximately 53%, from 388.5 mtpa, or 18.6 Tcf, in 2021, to 595.7 mtpa, or 28.6 Tcf, in 2030 and to 677.8 mtpa or 32.5 Tcf in 2040. In its fourth quarter 2022 forecast, WoodMac also forecasts LNG production from existing operational facilities and new facilities already under construction will be able to supply the market with approximately 537 mtpa in 2030, declining to 490 mtpa in 2040. This could result in a market need for construction of an additional approximately 59 mtpa of LNG production by 2030 and about 187 mtpa by 2040. As a cleaner burning fuel with lower emissions than coal or liquid fuels in power generation, we expect gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project and Corpus Christi Stage 3 Project are competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

Our LNG terminal business has limited exposure to oil price movements as we have contracted a significant portion of our LNG production capacity under long-term sale and purchase agreements. These agreements contain fixed fees that are required to be paid even if the customers elect to cancel or suspend delivery of LNG cargoes.  Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project, with approximately 18 years of weighted average remaining life as of December 31, 2022, which includes volumes contracted under SPAs in which the customers are required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes.

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

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges—expanding the global supply of clean and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In 2022, Cheniere published Acting Now, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which outlines Cheniere’s focus on sustainability and its performance on key environmental, social and governance (“ESG”) metrics. Cheniere’s CR report is available at www.cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions – to better position our LNG supplies to remain competitive in a lower carbon future, providing energy, economic and environmental security to our customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop future climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain.

Consequently, we are collaborating with natural gas midstream companies, methane detection technology providers and/or leading academic institutions on quantification, monitoring, reporting and verification (“QMRV”) of GHG research and development projects, co-founding and sponsoring multidisciplinary research and education initiatives led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines.

Cheniere also joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative in October 2022.

Our total expenditures related to the climate initiatives, including capital expenditures, were not material to our Consolidated Financial Statements during the years ended December 31, 2022, 2021 and 2020. However, as the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future initiatives to evolve accordingly. While we have not incurred material direct capital expenditures related to climate change, we aspire to conduct our business in a safe and responsible manner and are proactive in our management of environmental impacts, risks and opportunities. We face certain business and operational risks associated with physical impacts from climate change, such as potential increases in severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Subsidiaries

Our assets are generally held by our subsidiaries. We conduct most of our business through these subsidiaries, including the operation of our Liquefaction Project.

Employees

We have no employees. We have contracts with Cheniere and its subsidiaries for operations, maintenance and management services. As of December 31, 2022, Cheniere and its subsidiaries had 1,551 full-time employees, including 337 employees who directly supported the Liquefaction Project. See Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of the services agreements pursuant to which general and administrative services are provided to CCL and CCP.

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

As of December 31, 2022, we had no cash and cash equivalents, $738 million of restricted cash and cash equivalents, $4.6 billion of available commitments under our credit facilities and $7.3 billion of total debt outstanding on a consolidated basis (before unamortized discount and debt issuance costs). We incur, and will incur, significant interest expense relating to financing the assets at the Corpus Christi LNG Terminal, and we anticipate incurring additional debt to finance the construction of the Corpus Christi Stage 3 Project. Our ability to fund our capital expenditures and refinance our indebtedness will depend on our ability to access additional project financing as well as the debt and equity capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings or equity offerings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing our credit facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2022, we had SPAs with a total of fifteen different third party customers. While substantially all of our long-term third party customer arrangements are executed with a creditworthy parent company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

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

Our efforts to manage commodity and financial risks through derivative instruments, including our IPM agreements, could adversely affect our earnings reported under GAAP and affect our liquidity.

We use derivative instruments to manage commodity, currency and financial market risks. The extent of our derivative position at any given time depends on our assessments of the markets for these commodities and related exposures. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, other than certain derivatives for which we have elected to apply accrual accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile. As described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net loss for the years ended December 31, 2022 and 2021 includes $4.9 billion and $4.2 billion, respectively, of losses resulting from changes in the fair values of our derivatives, of which substantially all of such losses were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreements.

These transactions and other derivative transactions have and may continue to result in substantial volatility in results of operations reported under GAAP, particularly in periods of significant commodity, currency or financial market variability. For certain of these instruments, in the absence of actively quoted market prices and pricing information from external sources, the value of these financial instruments involves management’s judgment or use of estimates. Changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

In addition, our liquidity may be adversely impacted by the cash margin requirements of the commodities exchanges or the failure of a counterparty to perform in accordance with a contract. As of December 31, 2022 and 2021, we had collateral posted with counterparties by us of $76 million and $13 million, respectively, which are included in margin deposits in our Consolidated Balance Sheets.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our Liquefaction Project. In August 2020, we entered into an arrangement with our affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Corpus Christi LNG Terminal or at our affiliate’s terminal. During the years ended December 31, 2021 and 2020, four TBtu and 17 TBtu, respectively, were loaded at our facilities for our affiliate pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Consolidated Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility located in or near Corpus Christi, Texas are designed in accordance with requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If the construction of new or modified pipeline connections is not completed on schedule or any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or to continue shipping natural gas from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the risk factor Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the risk factor Disruptions to the third party supply of natural gas to our pipelines and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Our risk is in part mitigated by the diversification of our natural gas supply and transport across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our ability to complete development and/or construction of additional Trains will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our business strategy.

We continuously pursue liquefaction expansion opportunities and other projects along the LNG value chain. The commercial development of an LNG facility takes a number of years and requires a substantial capital investment that is dependent on sufficient funding and commercial interest, among other factors.

We will require significant additional funding to be able to commence construction of any additional Trains, or any additional expansion projects, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development or construction of any additional Trains or any additional expansion projects, and we may not be able to complete our business plan, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the completion of our expansion projects, including the Corpus Christi Stage 3 Project, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our investment decision on the Corpus Christi Stage 3 Project and any potential future expansion of LNG facilities relies on cost estimates developed initially through front end engineering and design studies. However, due to the size and duration of construction of an LNG facility, the actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope, the ability of Bechtel and our other contractors to execute successfully under their agreements, changes in commodity prices (particularly nickel and steel), escalating labor costs and the potential need for additional funds to be expended to maintain construction schedules or comply with existing or future environmental or other regulations. As construction progresses, we may decide or be forced to submit change orders to our contractor that could result in longer construction periods, higher construction costs or both, including change orders to comply with existing or future environmental or other regulations. Additionally, our SPAs generally provide that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Significant increases in the cost of a liquefaction project beyond the amounts that we estimate could impact the commercial viability of the project as well as require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is fully constructed (which could cause further delays), thereby negatively impacting our business and limiting our growth prospects. While historically we have not experienced cost overruns or construction delays that have had a significant adverse impact on our operations, factors giving rise to such events in the future may be outside of our control and could have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are subject to significant construction and operating hazards and uninsured risks, one or more of which may create significant liabilities and losses for us.

The construction and operation of the Corpus Christi LNG Terminal and the operation of the Corpus Christi Pipeline are, and will be, subject to the inherent risks associated with these types of operations as discussed throughout our risk factors, including explosions, breakdowns or failures of equipment, operational errors by vessel or tug operators, pollution, release of toxic substances, fires, hurricanes and adverse weather conditions and other hazards, each of which could result in significant delays in commencement or interruptions of operations and/or in damage to or destruction of our facilities or damage to persons and property. In addition, our operations and the facilities and vessels of third parties on which our operations are dependent face possible risks associated with acts of aggression or terrorism.

We do not, nor do we intend to, maintain insurance against all of these risks and losses. We may not be able to maintain desired or required insurance in the future at rates that we consider reasonable. Although losses incurred as a result of self insured risk have not been material historically, the occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We are dependent on our EPC partners and other contractors for the successful completion of the Corpus Christi Stage 3 Project and any potential expansion projects.

Timely and cost-effective completion of the Corpus Christi Stage 3 Project and any potential expansion projects in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our EPC partners, including Bechtel, and our other contractors under their agreements. The ability of our EPC partners and our other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
•design and engineer each Train to operate in accordance with specifications;
•engage and retain third party subcontractors and procure equipment and supplies;
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

Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the Corpus Christi Stage 3 Project and any potential expansion projects, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of EPC partners and our other contractors to pay liquidated damages under their agreements are subject to caps on liability, as set forth therein.
Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the Corpus Christi Stage 3 Project and any potential expansion projects, or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand;
•reduced demand and lower prices for natural gas;
•increased natural gas production deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas, including as a result of any potential ban on production of natural gas through hydraulic fracturing;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources, which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding imported or exported LNG, natural gas or alternative energy sources, which may reduce the demand for imported or exported LNG and/or natural gas;
•political conditions in customer regions;
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

Failure of exported LNG to be a long-term competitive source of energy for international markets could adversely affect our customers and could materially and adversely affect our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

As described in Market Factors and Competition, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to alternative fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.

As described in Market Factors and Competition, we have contracted through our SPAs and IPM agreements approximately 88% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of December 31, 2022. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy in the United States or internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the United States could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline, liquefaction and shipping operations. Cyber attacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyber attacks, including third party pipelines which supply natural gas to our Liquefaction Facilities. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Facilities suffer similar concurrent attacks, the Liquefaction Facilities may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyber attack involving our business or operational control systems or related infrastructure, or that of third party pipelines with which we do business, could negatively impact our operations, result in data security breaches, impede the processing of transactions or delay financial or compliance reporting. These impacts could materially and adversely affect our business, contracts, financial condition, operating results, cash flow and liquidity.

Outbreaks of infectious diseases, such as the outbreak of COVID-19, at our facilities could adversely affect our operations.

Our facilities at the Corpus Christi LNG Terminal are critical infrastructure and continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including the Delta and Omicron variants, has had no adverse impact on our on-going operations, the risk of future variants is unknown. While we believe we can continue to mitigate any significant adverse impact to our employees and operations at our critical facilities related to the virus in its current form, the outbreak of a more potent variant or another infectious disease in the future at one or more of our facilities could adversely affect our operations.

We are entirely dependent on Cheniere, including employees of Cheniere and its subsidiaries, for key personnel, and the unavailability of skilled workers or Cheniere’s failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our senior management or other key personnel could affect our business results.

As of December 31, 2022, Cheniere and its subsidiaries had 1,551 full-time employees, including 337 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is developing, including the liquefaction facility operated by SPL (the “SPL Project”), for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

We have agreements to compensate and to reimburse expenses of affiliates of Cheniere. These agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, Cheniere is currently operating the SPL Project in Cameron Parish, Louisiana, and is developing related facilities and a second natural gas pipeline at a site adjacent to the Liquefaction Project, and may continue to enter in commercial arrangements with respect to any future expansion of the Liquefaction Project.

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

The design, construction and operation of interstate natural gas pipelines, our LNG terminal, including the Liquefaction Project and other facilities, as well as the import and export of LNG and the purchase and transportation of natural gas, are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG.

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the three Trains and related facilities of the Liquefaction Project and the seven midscale trains and related facilities for the Corpus Christi Stage 3 Project, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Corpus Christi Pipeline and the pipeline for the Corpus Christi Stage 3 Project. In September 2022, CCL and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for Midscale Trains 8 and 9. To date, the DOE has also issued orders under Section 4 of the NGA authorizing CCL to export domestically produced LNG. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

Authorizations obtained from the FERC, DOE and other federal and state regulatory agencies contain ongoing conditions that we must comply with. We are currently in compliance with such conditions; however, failure to comply or our inability to obtain and maintain existing or newly imposed approvals and permits, filings, which may arise due to factors outside of our control such as a U.S. government disruption or shutdown, political opposition or local community resistance to the siting of LNG facilities due to safety, environmental or security concerns, could impede the operation and construction of our infrastructure. In addition, certain of these governmental permits, approvals and authorizations are or may be subject to rehearing requests, appeals and other challenges. There is no assurance that we will obtain and maintain these governmental permits, approvals and authorizations, or that we will be able to obtain them on a timely basis. Any impediment could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
Our Corpus Christi Pipeline and its FERC gas tariff are subject to FERC regulation. If we fail to comply with such regulation, we could be subject to substantial penalties and fines.

The Corpus Christi Pipeline is subject to regulation by the FERC under the NGA and the Natural Gas Policy Act of 1978 (the “NGPA”). The FERC regulates the purchase and transportation of natural gas in interstate commerce, including the construction and operation of pipelines, the rates, terms and conditions of service and abandonment of facilities. Under the NGA, the rates charged by our Corpus Christi Pipeline must be just and reasonable, and we are prohibited from unduly preferring or unreasonably discriminating against any potential shipper with respect to pipeline rates or terms and conditions of service. If we fail to comply with all applicable statutes, rules, regulations and orders, our Corpus Christi Pipeline could be subject to substantial penalties and fines.

In addition, as a natural gas market participant, should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the EPAct, the FERC has civil penalty authority under the NGA and the NGPA to impose penalties for current violations of up to $1.4 million per day for each violation.

Although the FERC has not imposed fines or penalties on us to date, we are exposed to substantial penalties and fines if we fail to comply with such regulations.

Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal, docks and pipeline, including FERC, PHMSA, EPA and the United States Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or to capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that will apply to our facilities beginning in calendar year 2024. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

Revised, reinterpreted or additional guidance, laws and regulations at local, state, federal or international levels that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. It is not possible at this time to predict how future regulations or legislation may address GHG emissions and impact our business.

On February 28, 2022, the EPA removed a stay of formaldehyde standards in the NESHAP Subpart YYYY for stationary combustion turbines located at major sources of HAP emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY by March 9, 2022. We do not believe that our operations, or the construction and operations of our liquefaction facilities, will be materially and adversely affected by such regulatory actions.

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

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Consolidated Financial Statements for the years ended December 31, 2022 and 2021. Revised, reinterpreted or additional laws and regulations that result in increased compliance costs or additional operating or construction costs and restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are required to utilize pipeline integrity management programs that are intended to maintain pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. Although no fines or penalties have been imposed on us to date, should we fail to comply with applicable statutes and the Office of Pipeline Safety’s rules and related regulations and orders, we could be subject to significant penalties and fines, which for certain violations can aggregate up to as high as$2.6 million.

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

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of 2020 items and variance drivers between the year ended December 31, 2021 as compared to December 31, 2020 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited liability company formed by Cheniere Energy, Inc. (“Cheniere”) to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We own the natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) with three operational Trains. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains. We also own a pipeline that interconnects the Corpus Christi LNG Terminal with number of large interstate and intrastate pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains and the midscale Trains, the “Liquefaction Project”). For further discussion of our business, see Items 1. and 2. Business and Properties.

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We contract our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of December 31, 2022. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, will provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2022 and through the filing date of this Form 10-K include the following:
Strategic

•In November 2022, CCL and Cheniere Marketing entered into an SPA for approximately 0.85 mtpa of LNG associated with the IPM agreement between CCL and Apache Corporation and an SPA for approximately 2.55 mtpa of LNG associated with the IPM agreement between CCL and EOG Resources, Inc.
•In November 2022, CCL and Cheniere Marketing entered into Shipping Services Agreements for the provision of certain shipping and transportation-related services associated with (1) the SPA between CCL and Foran Energy Group Co. Ltd. and (2) the SPA between Cheniere Marketing and CPC Corporation, Taiwan, which will be novated from Cheniere Marketing to CCL following substantial completion of Train 6 of the Corpus Christi Stage 3 Project.
•In September 2022, CCL and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the CCL Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (“Midscale Trains 8 and 9”).
•In July 2022, CCL entered into a long-term LNG SPA with PTT Global LNG Company Limited (“PTTGL”), under which PTTGL has agreed to purchase 20 million tonnes of LNG from CCL for twenty years beginning in 2026. The SPA calls for a combination of FOB and DAT deliveries. The purchase price for LNG under the SPA is indexed to the Henry Hub price, plus a fixed liquefaction fee.
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
◦SPAs held by Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, or its subsidiaries, with Foran Energy Group, Ltd, CPC Corporation, Sinochem Group Co. Ltd. and PKN ORLEN S.A. (“PKN ORLEN”, the surviving entity after the merger with Polskie Gornictwo Naftowe I Gazownictwo S.A. (“PGNiG”)), for which CCL entered into a newly executed agreement between CCL and PKN ORLEN taking the place of a portion of the term of the existing agreement between PKN ORLEN and Cheniere Marketing, aggregating approximately 105 million tonnes of LNG to be delivered through 2046; and
◦the aforementioned EPC contract with Bechtel for the Corpus Christi Stage 3 Project for a contract price of approximately $5.5 billion, subject to adjustment only by change order.
•In June 2022, CCL and Cheniere Marketing entered into an SPA for a term of 15 years for approximately 44 TBtu per annum of LNG associated with the IPM agreement between CCL and ARC U.S. referenced above.

Operational

•As of February 17, 2023, over 660 cumulative LNG cargoes totaling approximately 45 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In December 2022, Cheniere repurchased $752 million in aggregate principal amount outstanding of our 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”) pursuant to a tender offer, with cash on hand. In January 2023, the remaining outstanding principal amount of $498 million of the 2024 CCH Senior Notes was redeemed with cash on hand.
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

Market Environment

The LNG market in 2022 saw unprecedented price volatility across all natural gas and LNG benchmarks. Gas market fundamentals across the globe were tight and exacerbated by the Russia / Ukraine war risks, and later by the drastic reduction in Russian natural gas flows to the European Union (“EU”). Concerns over low natural gas and LNG inventories and low additional LNG supply availability early in the year were intensified by the war dynamics in Europe and by further constraints on natural gas and LNG supplies caused by the outage at the Freeport LNG facility in June and the explosion on the Nordstream 1 and Nordstream 2 Pipelines in September. Several EU policy initiatives were passed to ensure underground gas storage in the region was filled before winter. Europe had to compete for LNG cargoes resulting in unprecedented price spikes. These conditions were worsened by high coal prices, low nuclear generation output and low hydro levels in Europe, which limited optionality for power generators and deepened the energy crisis in Europe.

Despite the generally tight supply conditions, according to Kpler, global LNG demand grew by approximately 5% from 2021, adding an additional 19.5 million tonnes to the overall market. LNG imports into Europe and Turkey, increased by 45.9 million tonnes, or 61% year-over-year in 2022. This growth was primarily accompanied by a pronounced slowdown in economic activity in China, which contributed to a 7% decrease in Asia’s LNG demand of 19.1 million tonnes from 2021. These sizeable EU LNG requirements resulting from the war fallout and the increase in global demand, especially demand for increased imports to Europe and Turkey, exposed the vulnerability of the LNG industry in terms of supply constraints and under-investments. This was manifested in the price levels and the magnitude of the price spreads between the benchmarks. As an example, the Dutch Title Transfer Facility (“TTF”) monthly settlement prices averaged $40.9/MMBtu in 2022, approximately 184% higher than the $14.4/MMBtu average in 2021, and the TTF monthly settlement prices averaged $42.3/MMBtu in the fourth quarter of 2022, approximately 46% higher than the $28.9/MMBtu average in the fourth quarter of 2021. Similarly, the 2022 average settlement price for the Platts Japan Korea Marker (“JKM”) increased 128% year-over-year to an average of $34.2/MMBtu in 2022, and the fourth quarter of 2022 average settlement price for the JKM increased 38% year-over-year to an average of $38.5/MMBtu. This extreme price increase triggered a strong supply response from the U.S., which played a significant role in balancing the global LNG market. Despite the outage at Freeport LNG, the U.S. exported approximately 77 million tonnes of LNG in 2022, a gain of approximately 9% from 2021, as the market continued to pull on supplies from our facilities and those of our competitors. Exports from our Liquefaction Project reached 14.9 million tonnes, representing over 10% of the gain in the U.S. total for the year.

Despite the global impacts of the Russia / Ukraine war, we do not believe we have significant exposure to adverse direct or indirect impacts of the war, as we do not conduct business in Russia and refrain from business dealings with Russian entities. Additionally, we are not aware of any specific adverse direct or indirect effects of the war on our supply chain. Consequently, we believe we are well positioned to help meet the needs of our international LNG customers to overcome their supply shortages.

Results of Operations

	Year Ended December 31,
(in millions)	2022	2021	Variance
Revenues
LNG revenues	$6,336	$3,907	$2,429
LNG revenues—affiliate	3,027	1,887	1,140
Total revenues	9,363	5,794	3,569

Operating costs and expenses
Cost of sales (excluding items shown separately below)	9,656	4,326	5,330
Cost of sales—affiliate	103	50	53
Cost of sales—related party	—	146	(146)
Operating and maintenance expense	458	423	35
Operating and maintenance expense—affiliate	121	106	15
Operating and maintenance expense—related party	9	9	—
General and administrative expense	8	7	1
General and administrative expense—affiliate	38	28	10
Depreciation and amortization expense	445	420	25
Other	6	2	4
Total operating costs and expenses	10,844	5,517	5,327

Income (loss) from operations	(1,481)	277	(1,758)

Other income (expense)
Interest expense, net of capitalized interest	(432)	(447)	15
Loss on modification or extinguishment of debt	(37)	(9)	(28)
Interest rate derivative gain (loss), net	2	(1)	3
Other income, net	6	—	6
Total other expense	(461)	(457)	(4)

Net loss	$(1,942)	$(180)	$(1,762)

Operational volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
(in TBtu)	2022	2021
Volumes loaded during the current period	775	734
Less: volumes loaded during the current period and in transit at the end of the period	(3)	—
Total volumes recognized in the current period	772	734

Net loss

The unfavorable variance of $1.8 billion for the year ended December 31, 2022 as compared to the same period of 2021 was substantially all attributable to increased derivative losses from changes in fair value and settlements of $2.0 billion between the years, of which $1.2 billion related to our IPM agreements which we procure natural gas at a price indexed to international gas prices. Included in the derivative loss incurred during the year ended December 31, 2022 was a loss incurred of $2.1 billion associated with, and following the Contribution of, the Transferred IPM Agreements on June 15, 2022, primarily attributable to CCL’s lower credit risk profile relative to that of CCL Stage III, resulting in a higher derivative liability given reduced risk of CCL’s own nonperformance.

Partially offsetting the increased net loss during the periods was an increase in LNG revenues, net of cost of sales and excluding the effect of derivative losses, of $347 million, of which approximately 70% was attributable to higher margins on sales indexed to Henry Hub, with variable consideration on our long-term SPAs generally priced at 115% of Henry Hub, and approximately 30% was attributable to increased volume delivered between the comparable periods, in part due to the substantial completion and commencement of operations of Train 3 of the Liquefaction Project, which achieved substantial completion on March 26, 2021 (the “Train 3 Completion”).

The following is additional detailed discussion of the significant variance drivers of the change in net loss by line item:
Revenues. $3.6 billion increase between comparable periods primarily attributable to:
•$3.0 billion increase due to higher pricing per MMBtu, from increased Henry Hub pricing; and
•$514 million increase due to higher volumes of LNG delivered between the periods, which increased 38 TBtu or 5%, as result of the additional production capacity of approximately 5 mtpa arising from the Train 3 Completion.

Operating costs and expenses. $5.3 billion increase between comparable periods primarily attributable to:
•$3.2 billion increase in cost of sales excluding the effect of derivative losses described below, primarily as a result of $2.8 billion in increased cost of natural gas feedstock largely due to higher U.S. natural gas prices and, to a lesser extent, from increased volume of natural gas liquified and delivered as LNG, as discussed above under the caption Revenues; and
•$2.0 billion increase in derivative losses from changes in fair value and settlements included in cost of sales, from $1.2 billion in the year ended December 31, 2021 to $3.2 billion in the year ended December 31, 2022, primarily due to non-cash unfavorable changes in fair value of our commodity derivatives that are attributed to positions indexed to international gas prices.
Significant factors affecting our results of operations

In addition to sources and uses of liquidity as discussed in Liquidity and Capital Resources, below are additional significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, including those transferred to CCL during the year ended December 31, 2022 as described further in Overview of Significant Events, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control, notwithstanding the operational intent to mitigate risk exposure over time.

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. During the year ended December 31, 2021, we realized offsets to LNG terminal costs of $143 million corresponding to 28 TBtu of LNG that were related to the sale of commissioning cargoes. We did not record any offsets to LNG terminal costs during the year ended December 31, 2022.

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

December 31, 2022
Restricted cash and cash equivalents designated for the Liquefaction Project	$738
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,322
Total available commitments under our credit facilities	4,582

Total available liquidity	$5,320

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2022. See Note 11—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2022 will be driven by future sources of liquidity and future cash requirements as further discussed below under the caption Future Sources and Uses of Liquidity.

Supplemental Guarantor Information

The 7.000% Senior Secured Notes due 2024, 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.751% (collectively, the “CCH Senior Notes”) are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

Future Sources and Uses of Liquidity

Future Sources of Liquidity under Executed Contracts

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration under our SPAs which has not yet been recognized as revenue. This future consideration is in most cases not yet legally due to us and was not reflected on our Consolidated Balance Sheets as of December 31, 2022. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We anticipate that this consideration will be available to meet liquidity needs in the future. The following table summarizes our estimate of future material sources of liquidity to be received from executed contracts as of December 31, 2022 (in billions):

	Estimated Revenues Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
LNG revenues (fixed fees) (2)	$2.0	$9.6	$40.5	$52.1
LNG revenues (variable fees) (2) (3)	4.7	21.9	97.0	123.6
Total	$6.7	$31.5	$137.5	$175.7

(1)Agreements in force as of December 31, 2022 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2022. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be material. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)LNG revenues (including $1.2 billion and $40.3 billion of fixed fees and variable fees, respectively, from affiliates) exclude revenues from contracts with original expected durations of one year or less. Fixed fees are fees that are due to us regardless of whether a customer exercises their contractual right to not take delivery of an LNG cargo under the contract. Variable fees are receivable only in connection with LNG cargoes that are delivered.
(3)LNG revenues (variable fees, including affiliate) reflect the assumption that customers elect to take delivery of all cargoes made available under the contract. LNG revenues (variable fees, including affiliate) are based on estimated forward prices and basis spreads as of December 31, 2022. The pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

LNG Revenues

Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project, with approximately 18 years of weighted average remaining life as of December 31, 2022. The majority of the contracted capacity is comprised of fixed-price, long-term SPAs we have executed with third parties to sell LNG from the Liquefaction Project. Under the SPAs, the customers purchase LNG on a FOB or DAT basis for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension. The variable fees under our SPAs were generally sized with the intention to cover the costs of gas purchases and variable transportation and liquefaction fuel to produce the LNG to be sold under each such SPA. In aggregate, the annual fixed fee portion to be paid by the third-party SPA customers is approximately $2.7 billion for the Liquefaction Project, including the Corpus Christi Stage 3 Project. Our long-term SPA customers consist of creditworthy counterparties, with an average credit rating of BBB+, Baa1 and BBB+ by S&P Global Ratings, Moody’s Corporation and Fitch Ratings, respectively. A discussion of revenues under our SPAs can be found in Note 12—Revenues of our Notes to Consolidated Financial Statements.

In addition to the third party SPAs discussed above, CCL has executed agreements with Cheniere Marketing under SPAs and a letter agreement at a price equal to 115% of Henry Hub plus a fixed fee, except for SPAs associated with IPM agreements for which pricing is linked to international natural gas prices.

Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2022, we had $4.6 billion in available commitments under our credit facilities, subject to compliance with the covenants, to potentially meet liquidity needs. Our credit facilities mature between 2027 and 2029.

Financially Disciplined Growth

Our significant land position at the Corpus Christi LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources. In September 2022, CCL and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for Midscale Trains 8 and 9. The development of these sites or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations and capital expenditures under executed contracts as of December 31, 2022 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements (3)	$4.2	$13.5	$21.9	$39.6
Natural gas transportation and storage service agreements (4)	0.2	1.0	3.0	4.2
Capital expenditures	0.9	3.1	—	4.0
Other purchase obligations (5)	0.1	0.7	7.0	7.8
Total	$5.4	$18.3	$31.9	$55.6

(1)Agreements in force as of December 31, 2022 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2022. The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include contracts for which we have an early termination option if the option is not currently expected to be exercised. We include contracts with unsatisfied conditions precedent if the conditions are currently expected to be met.
(3)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2022. Pricing of IPM agreements is based on global gas market prices less fixed liquefaction fees and certain costs incurred by us.
(4)Includes $1.0 billion of purchase obligations to related parties under the natural gas transportation and storage service agreements.
(5)Includes $7.5 billion of purchase obligations to affiliates under services agreements, $6.3 billion of which relates to shipping and transportation-related services agreements with Cheniere Marketing.

Natural Gas Supply, Transportation and Storage Service Agreements

We have secured natural gas feedstock for the Corpus Christi LNG Terminal through long-term natural gas supply and IPM agreements. Under our IPM agreements, we pay for natural gas feedstock based on global gas market prices less fixed liquefaction fees and certain costs incurred by us. While our IPM agreements are not revenue contracts for accounting purposes, the payment structure for the purchase of natural gas under the IPM agreements generates a take-or-pay style fixed liquefaction fee, assuming that LNG produced from the natural gas feedstock is subsequently sold at a price approximating the global LNG market price paid for the natural gas feedstock purchase.

As of December 31, 2022, we have secured approximately 89% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2023. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2023. Natural gas supply is generally secured on an indexed pricing basis, with title transfer occurring upon receipt of the commodity. As further described in the LNG Revenues section above, the pricing structure of our SPA arrangements with our customers incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices. Inclusive of amounts under contracts with unsatisfied conditions precedent as of December 31, 2022, we have secured up to 8,309 TBtu of natural gas feedstock through agreements with remaining terms that range up to 15 years. A discussion of our natural gas supply and IPM agreements can be found in Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements.

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

Capital Expenditures

We enter into lump sum turnkey contracts with third party contractors for the EPC of our Liquefaction Project. The future capital expenditures included in the table above primarily consist of fixed costs under the Bechtel EPC contract for the Corpus Christi Stage 3 Project, in which Bechtel charges a lump sum and generally bares project cost, schedule and performance risks unless certain specified events occurred, in which case Bechtel causes us to enter into a change order, or we agree with Bechtel to a change order. Additionally, we expect to incur ongoing capital expenditures to maintain our facilities and other assets, as well as to optimize our existing assets and purchase new assets that are intended to grow our productive capacity. See Financially Disciplined Growth section for further discussion.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of January 31, 2023:

Overall project completion percentage	24.5%
Completion percentage of:
Engineering	41.3%
Procurement	36.9%
Subcontract work	29.5%
Construction	2.2%
Date of expected substantial completion	2H 2025 - 1H 2027

Additional Future Cash Requirements for Operations and Capital Expenditures

Corporate Activities

We have contracts with subsidiaries of Cheniere for operations, maintenance and management services. Cheniere and its subsidiaries’ full-time employee headcount was 1,551, including 337 employees who directly supported the Liquefaction Project operations as of December 31, 2022. Full discussion of our operations, maintenance and management agreements can be found in Note 13—Related Party Transactions of our Notes to Consolidated Financial Statements.

Financially Disciplined Growth

The FID of any expansion projects will result in additional cash requirements to fund the construction and operations of such projects in excess of our current contractual obligations under executed contracts discussed above. However, in connection with reaching FID, we may be required to secure financing to meet the cash needs that such project will initially require, in support of commercializing the project.

Beyond the Corpus Christi Stage 3 Project, our affiliates hold significant land positions at the Corpus Christi LNG Terminal, which provides potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources, including Midscale Trains 8 and 9. We expect that any potential future expansion at the Corpus Christi LNG Terminal would increase cash requirements to support expanded operations, although expansion could be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2022 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2023	2024 - 2027	Thereafter	Total
Debt (2)	$0.5	$2.9	$3.9	$7.3
Interest payments (2)	0.3	1.1	0.8	2.2
Total	$0.8	$4.0	$4.7	$9.5

(1)The estimates above reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2022. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.
(2)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2022, excluding debt and interest payments on the 2024 CCH Senior Notes which are based on the redemption payment made January 5, 2023. In December 2022, we issued a notice of redemption for the remaining aggregate principal amount outstanding of the 2024 CCH Senior Notes. Other than debt and interest payments on the 2024 CCH Senior Notes, debt and interest payments do not contemplate repurchases, repayments and retirements that we expect to make prior to contractual maturity. See further discussion in Note 11—Debt of our Notes to Consolidated Financial Statements.

Debt

As of December 31, 2022, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $7.3 billion and credit facilities with no outstanding balances. As of December 31, 2022, we were in compliance with all covenants related to our debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 11—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2022, our senior notes had a weighted average contractual interest rate of 4.64%. We amended the CCH Credit Facility and the CCH Working Capital Facility to incorporate a replacement rate as a result of the expected LIBOR transition. Undrawn commitments under our credit facilities are subject to commitment fees ranging from 0.100% and 0.525%, subject to change based on our credit rating. Issued letters of credit under the CCH Working Capital Facility are subject to letter of credit fees of 1.25%. We had $178 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of December 31, 2022.

Additional Future Cash Requirements for Financing

Revised Capital Allocation Plan

In September 2022, the board of directors of Cheniere approved a revised long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including our senior notes. During the year ended December 31, 2022, we redeemed $2.4 billion of indebtedness pursuant to the capital allocation plan.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$1,734	$1,424
Net cash used in investing activities	(980)	(240)
Net cash used in financing activities	(60)	(1,210)
Net increase (decrease) in restricted cash and cash equivalents	$694	$(26)

Operating Cash Flows

Operating cash flows during the years ended December 31, 2022 and 2021 were $1,734 million and $1,424 million, respectively. The $310 million increase between the periods was primarily related to cash used as working capital as a result of payment timing differences and timing of cash receipts from the sale of LNG cargoes. The increase was partially offset by a decrease in operating cash inflows due to higher costs associated with the sale of certain unutilized natural gas procured for the liquefaction process during the year ended December 31, 2022.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Project. The $740 million increase in 2022 compared to 2021 was primarily due to spend during the year ended December 31, 2022 related to construction work performed by Bechtel for the Corpus Christi Stage 3 Project. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project following the issuance of full notice to proceed to Bechtel in June 2022.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2022	2021
Proceeds from issuances of debt	$440	$1,150
Repayments of debt	(2,419)	(1,188)
Debt issuance and deferred financing costs	(44)	(4)
Debt extinguishment costs	(19)	(5)
Contributions	2,182	—
Distributions	(200)	(1,163)
Net cash used in financing activities	$(60)	$(1,210)
Debt Issuances and Related Financing Costs

The following table shows the issuances of debt, including intra-year borrowings (in millions):

	Year Ended December 31,
	2022	2021
3.72% weighted average rate Senior Secured Notes due 2039	$—	$750
CCH Credit Facility	440	—
CCH Working Capital Facility	—	400
Total proceeds from issuances of debt	$440	$1,150

During the years ended December 31, 2022 and 2021, we paid debt issuance costs and other financing costs of $44 million and $4 million, respectively, related to the debt issuances above and amendment of credit facilities during the respective periods.

Debt Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-year repayments (in millions):

	Year Ended December 31,
	2022	2021
CCH Credit Facility	$(2,169)	$(898)
CCH Working Capital Facility	(250)	(290)
Total repayments of debt	$(2,419)	$(1,188)

During the years ended December 31, 2022 and 2021, we paid debt modification or extinguishment costs of $19 million and $5 million, respectively, related to these repayments.

Capital Contributions and Distributions

During the year ended December 31, 2022, we received cash capital contributions of $2.2 billion from Cheniere, primarily used to redeem our outstanding debt, and during the years ended December 31, 2022 and 2021 we made cash distributions of $200 million and $1.2 billion, respectively, to Cheniere.

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

Fair Value of Level 3 Physical Liquefaction Supply Derivatives

All derivative instruments are recorded at fair value, other than certain derivatives for which we have elected to apply accrual accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. We record changes in the fair value of our derivative positions through earnings, based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our physical liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and adjustments for transportation prices, and associated events deriving fair value including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

Additionally, the valuation of certain physical liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of instruments valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2022 and 2021 (in millions), which entirely consisted of physical liquefaction supply derivatives. The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2022	2021
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(3,664)	$(1,276)

The unfavorable changes on instruments held at the end of both years are primarily attributed to significant appreciation in estimated forward international LNG commodity curves on our IPM agreements during the years ended December 31, 2022 and 2021.

The estimated fair value of level 3 derivatives recognized in our Consolidated Balance Sheets as of December 31, 2022 and 2021 amounted to a liability of $6.2 billion and $1.2 billion, respectively, consisting entirely of physical liquefaction supply derivatives.

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

	December 31, 2022		December 31, 2021
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(6,278)	$1,684	$(1,212)	$186

See Note 8—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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

Based on our assessment, we have concluded that Corpus Christi Holdings maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Corpus Christi Holdings, LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Fair value of the level 3 physical liquefaction supply derivatives
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company recorded fair value of level 3 physical liquefaction supply derivatives of $(6,205) million, as of December 31, 2022. The physical liquefaction supply derivatives consist of natural gas supply contracts for the operation of the liquefied natural gas facility. The fair value of the level 3 physical liquefaction supply derivatives is developed using internal models that incorporate significant unobservable inputs.
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

Houston, Texas
February 22, 2023

CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues
LNG revenues	$6,336	$3,907	$2,046
LNG revenues—affiliate	3,027	1,887	483
Total revenues	9,363	5,794	2,529

Operating costs and expenses
Cost of sales (excluding items shown separately below)	9,656	4,326	901
Cost of sales—affiliate	103	50	30
Cost of sales—related party	—	146	114
Operating and maintenance expense	458	423	347
Operating and maintenance expense—affiliate	121	106	90
Operating and maintenance expense—related party	9	9	6
General and administrative expense	8	7	7
General and administrative expense—affiliate	38	28	20
Depreciation and amortization expense	445	420	342
Other	6	2	1
Total operating costs and expenses	10,844	5,517	1,858

Income (loss) from operations	(1,481)	277	671

Other income (expense)
Interest expense, net of capitalized interest	(432)	(447)	(365)
Loss on modification or extinguishment of debt	(37)	(9)	(9)
Interest rate derivative gain (loss), net	2	(1)	(233)
Other income (expense), net	6	—	(1)
Total other expense	(461)	(457)	(608)

Net income (loss)	$(1,942)	$(180)	$63

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2022	2021
ASSETS
Current assets
Restricted cash and cash equivalents	$738	$44
Trade and other receivables, net of current expected credit losses	348	280
Accounts receivable—affiliate	240	315
Advances to affiliate	132	128
Inventory	178	156
Current derivative assets	12	17
Margin deposits	76	13
Other current assets	18	15
Total current assets	1,742	968

Property, plant and equipment, net of accumulated depreciation	13,673	12,607
Debt issuance and deferred financing costs, net of accumulated amortization	40	7
Derivative assets	7	37
Other non-current assets, net	225	145
Total assets	$15,687	$13,764

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$85	$119
Accrued liabilities	901	631
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	495	366
Due to affiliates	43	35
Current derivative liabilities	1,374	668
Other current liabilities	1	1
Total current liabilities	2,900	1,821

Long-term debt, net of discount and debt issuance costs	6,698	9,986
Derivative liabilities	4,923	638
Other non-current liabilities	78	38
Other non-current liabilities—affiliate	4	—

Commitments and contingencies (see Note 14)

Member’s equity	1,084	1,281
Total liabilities and member’s equity	$15,687	$13,764

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2019	$2,418	$2,418
Contributions	145	145
Distributions	(2)	(2)
Net income	63	63
Balance at December 31, 2020	2,624	2,624
Distributions	(1,163)	(1,163)
Net loss	(180)	(180)
Balance at December 31, 2021	1,281	1,281
Contributions (excluding CCL Stage III entity)	2,182	2,182
Contribution of CCL Stage III entity (see Note 3)	(1,482)	(1,482)
Non-cash contribution from affiliate	1,245	1,245
Distributions	(200)	(200)
Net loss	(1,942)	(1,942)
Balance at December 31, 2022	$1,084	$1,084

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(1,942)	$(180)	$63
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	445	420	342
Amortization of discount and debt issuance costs	20	24	20
Loss on modification or extinguishment of debt	37	9	9
Total losses on derivative instruments, net	3,243	1,241	261
Total gains on derivatives, net—related party	—	(11)	1
Net cash used for settlement of derivative instruments	(155)	(107)	(174)
Other	33	3	4
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	(68)	(84)	(138)
Accounts receivable—affiliate	76	(273)	15
Advances to affiliate	(58)	14	(11)
Inventory	(22)	(62)	(18)
Margin deposits	(63)	(8)	—
Accounts payable and accrued liabilities	184	468	63
Accrued liabilities—related party	—	(14)	11
Due to affiliates	7	9	5
Deferred revenue	42	35	—
Other, net	(44)	(60)	(56)
Other, net—affiliate	(1)	—	(1)
Net cash provided by operating activities	1,734	1,424	396

Cash flows from investing activities
Property, plant and equipment	(981)	(238)	(790)
Other	1	(2)	(6)
Net cash used in investing activities	(980)	(240)	(796)

Cash flows from financing activities
Proceeds from issuances of debt	440	1,150	1,050
Repayments of debt	(2,419)	(1,188)	(797)
Debt issuance and deferred financing costs	(44)	(4)	(8)
Debt extinguishment costs	(19)	(5)	—
Contributions	2,182	—	145
Distributions	(200)	(1,163)	—
Net cash used in financing activities	(60)	(1,210)	390

Net increase (decrease) in restricted cash and cash equivalents	694	(26)	(10)
Restricted cash and cash equivalents—beginning of period	44	70	80
Restricted cash and cash equivalents—end of period	$738	$44	$70

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has three operational Trains for a total operational production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total operational production capacity of over 10 mtpa of LNG.

CCL Stage III, CCL and CCP received approval from FERC in November 2019 to site, construct and operate the Corpus Christi Stage 3 Project. In March 2022, CCL Stage III issued limited notice to proceed to Bechtel Energy Inc. (“Bechtel”) to commence early engineering, procurement and site works. In June 2022, Cheniere’s board of directors made a positive FID with respect to the investment in the construction and operation of the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel effective June 16, 2022. In connection with the positive FID, CCL Stage III, through which Cheniere was developing and constructing the Corpus Christi Stage 3 Project, was contributed to us from Cheniere (the “Contribution”) on June 15, 2022. Immediately following the Contribution, CCL Stage III was merged with and into CCL (the “Merger”), the surviving entity of the merger and our wholly owned subsidiary. Refer to Note 3—CCL Stage III Contribution and Merger for additional information on the Contribution and Merger of CCL Stage III.

Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing operational Trains, midscale Trains, storage tanks and marine berths, the “Liquefaction Project”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal which provides opportunity for further liquefaction capacity expansion. In September 2022, CCH and another subsidiary of Cheniere entered the pre-filing review process with the FERC under the National Environmental Policy Act for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our Consolidated Financial Statements include the accounts of CCH and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

Recurring fair-value measurements are performed for derivative instruments as disclosed in Note 8—Derivative Instruments.

The carrying amount of restricted cash and cash equivalents, trade and other receivables, net of current expected credit losses, contract assets, margin deposits, accounts payable and accrued liabilities reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Debt fair values, as disclosed in Note 11—Debt, are based on quoted market prices for identical instruments, if available, or based on valuations of similar debt instruments using observable or unobservable inputs.

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. See Note 12—Revenues for further discussion of our revenue streams and accounting policies related to revenue recognition.
Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Current Expected Credit Losses

Trade and other receivables and contract assets are reported net of any current expected credit losses. Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or our assessment of the counterparty’s credit worthiness, contract terms, payment status, and other risks or available financial assurances. Adjustments to current expected credit losses are recorded in general and administrative expense in our Consolidated Statements of Operations. As of both December 31, 2022 and 2021, we had current expected credit losses of zero on our trade and other receivables, and as of December 31, 2022 and 2021, we had current expected credit losses of $4 million and $3 million, respectively, on our non-current contract assets.

Inventory

LNG and natural gas inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value. Inventory is charged to expense when sold, or, for certain qualifying costs, capitalized to property, plant and equipment when issued, primarily using the weighted average method.

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

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives. Refer to Note 7—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2022, 2021 and 2020.

Interest Capitalization

We capitalize interest costs during the construction period of our LNG terminal and related assets as construction-in-process. Upon placing the underlying asset in service, these costs are transferred out of construction-in-process into the respective in-service asset category and depreciated over the estimated useful life of the corresponding assets, except for capitalized interest associated with land, which is not depreciated.

Regulated Natural Gas Pipelines

The Corpus Christi Pipeline is subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. The economic effects of regulation can result in a regulated company recording as assets those costs that have been or are expected to be approved for recovery from customers, or recording as liabilities those amounts that are expected to be required to be returned to customers, in a rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, we record assets and liabilities that result from the regulated rate-making process that may not be recorded under GAAP for non-regulated entities. We continually assess whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes and recent rate orders applicable to other regulated entities. Based on this continual assessment, we believe the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are classified in our Consolidated Balance Sheets as other assets and other liabilities. Upon a triggering event, we evaluate their applicability under GAAP, and consider factors such as regulatory changes and the effect of competition. If cost-based regulation ends or competition increases, we may have to write off the associated regulatory assets and liabilities.

Items that may influence our assessment are:
•inability to recover cost increases due to rate caps and rate case moratoriums;
•inability to recover capitalized costs, including an adequate return on those costs through the rate-making process and the FERC proceedings;
•excess capacity;

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

For those derivative instruments measured at fair value, changes in the fair value of the instruments are recorded in earnings, unless we elect to apply hedge accounting and meet specified criteria. We did not have any derivative instruments designated as cash flow or fair value hedges during the years ended December 31, 2022, 2021 and 2020. See Note 8—Derivative Instruments for additional details about our derivative instruments.

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

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Certain of our commodity derivative transactions are executed through over-the-counter contracts which are subject to nominal credit risk as these transactions are settled on a daily margin basis with investment grade financial institutions. Collateral deposited for such contracts is recorded within margin deposits. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

CCL has entered into fixed price long-term SPAs generally with terms of 20 years with 15 third parties and have entered into agreements with Cheniere Marketing International LLP (“Cheniere Marketing”). CCL is dependent on the respective customers’ creditworthiness and their willingness to perform under their respective SPAs.

See Note 15—Customer Concentration for additional details about our customer concentration.

Our arrangements with our customers incorporate certain provisions to mitigate our exposure to credit losses and include, under certain circumstances, customer collateral, netting of exposures through the use of industry standard commercial agreements and, as described above, margin deposits with certain counterparties in the over-the-counter derivative market, with such margin deposits primarily facilitated by independent system operators and by clearing brokers. Payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us (or to the counterparty) on or near the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees, printing costs and in certain cases, commitment fees. If debt issuance costs are incurred in connection with a line of credit arrangement or on undrawn funds, the debt issuance costs are presented as an asset on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method. Gains and losses on the extinguishment or modification of debt are recorded in loss on modification or extinguishment of debt on our Consolidated Statements of Operations.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Recent Accounting Standards

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance primarily provides temporary optional expedients which simplify the accounting for contract modifications to existing contracts expected to arise from the market transition from LIBOR to alternative reference rates. The temporary optional expedients under the standard became effective March 12, 2020 and will be available until December 31, 2024 following a subsequent amendment to the standard.

We had interest rate swaps and various credit facilities indexed to LIBOR, as further described in Note 8—Derivative Instruments and Note 11—Debt, respectively. In June 2022, we amended our credit facilities to bear interest at a variable rate per annum based on SOFR as a result of the expected LIBOR transition. Since adoption of the standard, we elected to apply the optional expedients as applicable to certain modified facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

NOTE 3—CCL STAGE III CONTRIBUTION AND MERGER

As described in Note 1—Organization and Nature of Operations, the Contribution of the CCL Stage III legal entity to us from Cheniere occurred on June 15, 2022, which was immediately followed by the Merger, in which CCL Stage III was merged with and into CCL, with CCL continuing as the surviving company.

The Contribution was accounted for as a common control transaction as the assets and liabilities were transferred between entities under Cheniere’s control. As a result, the net liability transfer was recognized as a contribution in our Consolidated Statement of Member’s Equity and at the historical basis of Cheniere on June 15, 2022 in our Consolidated Balance Sheets. The Contribution has been presented prospectively as we have concluded that the Contribution did not represent a change in our reporting entity, primarily as we concluded that CCL Stage III did not constitute a business under FASB topic Accounting Standards Codification 805, Business Combinations. The Merger had no impact on our Consolidated Financial Statements as it occurred between our consolidated subsidiaries.

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

Amended and Restated Debt Agreements

In June 2022, in connection with the FID with respect to the Corpus Christi Stage 3 Project referenced above, CCH amended and restated its term loan credit facility (the “CCH Credit Facility”) and its working capital facility (“CCH Working Capital Facility”) to, among other things, (1) increase the commitments to approximately $4.0 billion and $1.5 billion for the

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
CCH Credit Facility and the CCH Working Capital Facility, respectively, (2) extend the maturity of the CCH Credit Facility to the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project and of the CCH Working Capital Facility through June 15, 2027, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of the existing facility. See Note 11—Debt for additional information on our credit facilities.

NOTE 4—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

As of December 31, 2022 and 2021, we had $738 million and $44 million of restricted cash and cash equivalents, respectively, as required by the above agreement, of which $498 million as of December 31, 2022 related to the cash contributed from Cheniere for the redemption of the remaining outstanding principal balance of the 7.000% Senior Notes due 2024 (the “2024 CCH Senior Notes”) in January 2023.

NOTE 5—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	December 31,
	2022	2021
Trade receivables	$319	$256
Other receivables	29	24
Total trade and other receivables, net of current expected credit losses	$348	$280

NOTE 6—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2022	2021
Materials	$92	$88
LNG	53	45
Natural gas	31	21
Other	2	2
Total inventory	$178	$156

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2022	2021
LNG terminal
Terminal and interconnecting pipeline facilities	$13,299	$13,222
Site and related costs	302	294
Construction-in-process	1,486	66
Accumulated depreciation	(1,421)	(981)
Total LNG terminal, net of accumulated depreciation	13,666	12,601
Fixed assets
Fixed assets	26	23
Accumulated depreciation	(19)	(17)
Total fixed assets, net of accumulated depreciation	7	6
Property, plant and equipment, net of accumulated depreciation	$13,673	$12,607

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Year Ended December 31,
	2022	2021	2020
Depreciation expense	$444	$419	$341
Offsets to LNG terminal costs (1)	—	143	32

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

NOTE 8—DERIVATIVE INSTRUMENTS

We have entered into the following derivative instruments:
•interest rate swaps (“CCH Interest Rate Derivatives”) to hedge the exposure to volatility in a portion of the floating-rate interest payments on our CCH Credit Facility, which expired in May 2022, and previously, to hedge against changes in interest rates that could impact anticipated future issuances of debt by CCH (the “Interest Rate Forward Start Derivatives” and, collectively with the CCH Interest Rate Derivatives, the “Interest Rate Derivatives”), which were settled in August 2020; and
•commodity derivatives consisting of natural gas and power supply contracts, including those under our IPM agreements, for the development, commissioning and operation of the Liquefaction Project and associated economic hedges (collectively, “Liquefaction Supply Derivatives”).

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	December 31, 2022				December 31, 2021
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Interest Rate Derivatives liability	$—	$—	$—	$—	$—	$(40)	$—	$(40)
Liquefaction Supply Derivatives asset (liability)	(54)	(19)	(6,205)	(6,278)	5	4	(1,221)	(1,212)

We valued our Interest Rate Derivatives using an income-based approach utilizing observable inputs to the valuation model including interest rate curves, risk adjusted discount rates, credit spreads and other relevant data. We value our Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of our Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of natural gas positions within our Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for our Level 3 Liquefaction Supply Derivatives as of December 31, 2022:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(6,205)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.049) - $0.160 / $(0.258)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	73% - 532% / 157%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of our Liquefaction Supply Derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows the changes in the fair value of our Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2022	2021 (1)	2020
Balance, beginning of period	$(1,221)	$12	$35
Realized and change in fair value gains (losses) included in net income (2):
Included in cost of sales, existing deals (3)	(1,492)	(1,276)	28
Included in cost of sales, new deals (4)	(2,172)	—	—
Purchases and settlements:
Purchases (5)	(1,938)	9	—
Settlements (6)	618	34	(58)
Transfers in and/or out of level 3
Transfers into level 3 (7)	—	—	7
Balance, end of period	$(6,205)	$(1,221)	$12
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(3,664)	$(1,276)	$28

(1)Includes amounts recorded related to natural gas supply contracts that CCL had with a related party. The agreement ceased to be considered a related party agreement during 2021, as discussed in Note 13—Related Party Transactions.
(2)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
(3)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period.
(4)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.
(5)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period, in addition to any derivative contracts acquired from entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period. For further discussion of IPM agreements that were novated to us during the period, see Note 3—CCL Stage III Contribution and Merger.
(6)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(7)Transferred into level 3 as a result of unobservable market for the underlying natural gas purchase agreements.

All existing counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Interest Rate Derivatives

We previously entered into the following Interest Rate Derivatives to protect against volatility of future cash flows and hedge a portion of the variable interest payments on the CCH Credit Facility, which expired in May 2022:

	Notional Amounts
	December 31, 2022	December 31, 2021	Weighted Average Fixed Interest Rate Paid	Variable Interest Rate Received
CCH Interest Rate Derivatives	$—	$4.5 billion	2.30%	One-month LIBOR

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table shows the effect and location of our Interest Rate Derivatives on our Consolidated Statements of Operations (in millions):

		Gain (Loss) Recognized in Consolidated Statements of Operations
	Consolidated Statements of Operations Location	Year Ended December 31,
		2022	2021	2020
CCH Interest Rate Derivatives	Interest rate derivative gain (loss), net	$2	$(1)	$(138)
CCH Interest Rate Forward Start Derivatives	Interest rate derivative gain (loss), net	—	—	(95)

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for our Liquefaction Supply Derivatives was approximately 8,532 TBtu and 2,915 TBtu as of December 31, 2022 and 2021, respectively.
The following table shows the effect and location of our Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Year Ended December 31,
	2022	2021	2020
LNG revenues	$1	$4	$(1)
Cost of sales	(3,246)	(1,244)	(27)
Cost of sales—related party (2)	—	11	(1)

(1)Does not include the value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes amounts recorded related to natural gas supply contracts that we had with a related party. This agreement ceased to be considered a related party agreement during 2021 as discussed in Note 13—Related Party Transactions.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of our derivative instruments on our Consolidated Balance Sheets (in millions):

	December 31, 2022
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$12	$12
Derivative assets	—	7	7
Total derivative assets	—	19	19

Current derivative liabilities	—	(1,374)	(1,374)
Derivative liabilities	—	(4,923)	(4,923)
Total derivative liabilities	—	(6,297)	(6,297)

Derivative liability, net	$—	$(6,278)	$(6,278)

	December 31, 2021
	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives (1)	Total
Consolidated Balance Sheets Location
Current derivative assets	$—	$17	$17
Derivative assets	—	37	37
Total derivative assets	—	54	54

Current derivative liabilities	(40)	(628)	(668)
Derivative liabilities	—	(638)	(638)
Total derivative liabilities	(40)	(1,266)	(1,306)

Derivative liability, net	$(40)	$(1,212)	$(1,252)

(1)Does not include collateral posted with counterparties by us of $76 million and $13 million as of December 31, 2022 and 2021, respectively, which are included in other current assets in our Consolidated Balance Sheets. Includes a natural gas supply contract that we had with a related party. This agreement ceased to be considered a related party agreement as of November 1, 2021.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	CCH Interest Rate Derivatives	Liquefaction Supply Derivatives

As of December 31, 2022
Gross assets	$—	$19
Offsetting amounts	—	—
Net assets	$—	$19

Gross liabilities	$—	$(6,622)
Offsetting amounts	—	325
Net liabilities	$—	$(6,297)

As of December 31, 2021
Gross assets	$—	$76
Offsetting amounts	—	(22)
Net assets	$—	$54

Gross liabilities	$(40)	$(1,295)
Offsetting amounts	—	29
Net liabilities	$(40)	$(1,266)

NOTE 9—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$142	$103
Advances and other asset conveyances to third parties to support LNG terminal	62	24
Operating lease assets	6	4
Information technology service prepayments	3	3
Tax-related payments and receivables	3	2
Other	9	9
Total other non-current assets, net	$225	$145

NOTE 10—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2022	2021
Natural gas purchases	$597	$531
Interest costs and related debt fees	150	7
Liquefaction Project costs	103	43
Other accrued liabilities	51	50
Total accrued liabilities	$901	$631

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 11—DEBT

Debt consisted of the following (in millions):

	December 31,
	2022	2021
Senior Secured Notes:
2024 CCH Senior Notes (1)	$498	$1,250
5.875% due 2025	1,491	1,500
5.125% due 2027 (2)	1,271	1,500
3.700% due 2029 (2)	1,361	1,500
3.751% weighted average rate due 2039 (2)	2,633	2,721
Total Senior Secured Notes	7,254	8,471
CCH Credit Facility	—	1,728
CCH Working Capital Facility (3)	—	250
Total debt	7,254	10,449

Current portion of long-term debt	(495)	(117)
Short-term debt	—	(250)
Unamortized discount and debt issuance costs, net	(61)	(96)
Total long-term debt, net of discount and debt issuance costs	$6,698	$9,986

(1)In January 2023, we redeemed the remaining outstanding principal balance of the 2024 CCH Senior Notes with cash that was contributed to us from Cheniere prior to December 31, 2022. Therefore, the outstanding principal balance redeemed was classified as current portion of long-term debt as of December 31, 2022 net of discount and debt issuance costs of $3 million.
(2)Subsequent to December 31, 2022 and through February 16, 2023, Cheniere executed bond repurchases totaling $322 million, inclusive of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on the open market, which were immediately contributed to us from Cheniere and cancelled by us.
(3)The CCH Working Capital Facility is classified as short-term debt.

Senior Notes

CCH Senior Secured Notes

The senior secured notes due between 2024 and 2039, with a weighted average interest rate of 4.64% (“CCH Senior Secured Notes”), are jointly and severally guaranteed by our subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “CCH Guarantor” and collectively, the “CCH Guarantors”). The CCH Senior Secured Notes are our senior secured obligations, ranking senior in right of payment to any and all of our future indebtedness that is subordinated to the CCH Senior Secured Notes and equal in right of payment with our other existing and future indebtedness that is senior and secured by the same collateral securing the CCH Senior Secured Notes. The CCH Senior Secured Notes are secured by a first-priority security interest in substantially all of our and the CCH Guarantors’ assets. We may, at any time, redeem all or part of the CCH Senior Secured Notes at specified prices set forth in the respective indentures governing the CCH Senior Secured Notes, plus accrued and unpaid interest, if any, to the date of redemption.

Cancellation of CCH Senior Secured Notes Contributed from Cheniere

During the year ended December 31, 2022, Cheniere repurchased a total of $1,217 million of our outstanding debt, consisting of $465 million of our Senior Secured Notes due 2025, 2027, 2029 and 2039 on the open market and $752 million of our Senior Secured Notes due 2024, with all of such repurchases immediately contributed to us from Cheniere for no consideration, and cancelled by us. It was determined that for accounting purposes, Cheniere repurchased the bonds on our behalf as a principal as opposed to as an agent, and thus the debt extinguishment was accounted for as an extinguishment directly with Cheniere.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Additionally, we recorded a net contribution from Cheniere totaling $21 million from associated operating activities, inclusive of $30 million of interest due to the extinguishment of debt at the time of repayment offset by our write off of associated debt issuance costs and discount of $9 million.

The total contribution from Cheniere of $1,238 million associated with the aforementioned activity is reflected within our Consolidated Statements of Member’s Equity.

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2022 (in millions):

Years Ending December 31,	Principal Payments
2023	$498
2024	—
2025	1,491
2026	—
2027	1,354
Thereafter	3,911
Total	$7,254

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2022 (in millions):

	CCH Credit Facility (1) (2)	CCH Working Capital Facility (2) (3)
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	178
Available commitment	$3,260	$1,322

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (4)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (4)	0.525%	0.10% - 0.20%
Maturity date	(5)	June 15, 2027

(1)Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and our subsidiaries and by a pledge by Cheniere CCH Holdco I of its limited liability company interests in us.
(2)In June 2022, we amended and restated the CCH Credit Facility and the CCH Working Capital Facility resulting in $20 million of debt extinguishment and modification costs to, among other things, (1) provide incremental commitments of $3.7 billion and $300 million for the CCH Credit Facility and the CCH Working Capital Facility, respectively, in connection with the FID with respect to the Corpus Christi Stage 3 Project, (2) extend the maturity, (3) update the indexed interest rate to SOFR and (4) make certain other changes to the terms and conditions of each existing facility.
(3)Our obligations under the CCH Working Capital Facility are secured by substantially all of our assets and the CCH Guarantors as well as all of the membership interests in us and each of the CCH Guarantors on a pari passu basis with the CCH Senior Secured Notes and the CCH Credit Facility.
(4)The margin on the interest rate and the commitment fees are subject to change based on the applicable entity’s credit rating.
(5)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical debt service coverage ratio and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of December 31, 2022, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Total interest cost	$465	$473	$484
Capitalized interest, including amounts capitalized as an allowance for funds used during construction	(33)	(26)	(119)
Total interest expense, net of capitalized interest	$432	$447	$365

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$5,283	$5,014	$6,500	$7,095
Senior notes — Level 3 (2)	1,971	1,738	1,971	2,227

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

NOTE 12—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers
LNG revenues (1)	$6,335	$3,903	$2,047
LNG revenues—affiliate	3,027	1,887	483
Total revenues from contracts with customers	9,362	5,790	2,530
Net derivative gain (loss) (2)	1	4	(1)
Total revenues	$9,363	$5,794	$2,529

(1)LNG revenues include revenues for LNG cargoes in which our customers exercised their contractual right to not take delivery but remained obligated to pay fixed fees irrespective of such election. During the year ended December 31, 2020, we recognized $435 million in LNG revenues associated with LNG cargoes for which customers notified us that they would not take delivery, of which $38 million would have been recognized during the year ended December 31,

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
2021 had the cargoes been lifted pursuant to the delivery schedules with the customers. We did not have revenues associated with LNG cargoes for which customers notified us that they would not take delivery during the years ended December 31, 2022 and 2021. Revenue is generally recognized upon receipt of irrevocable notice that a customer will not take delivery because our customers have no contractual right to take delivery of such LNG cargo in future periods and our performance obligations with respect to such LNG cargo have been satisfied.
(2)See Note 8—Derivative Instruments for additional information about our derivatives.

LNG Revenues

We have entered into numerous SPAs with third party customers for the sale of LNG on a FOB (delivered to the customer at the Corpus Christi LNG Terminal) or DAT (delivered to the customer at their LNG receiving terminal) basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 13—Related Party Transactions for additional information regarding these agreements.

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer, either at the Corpus Christi LNG Terminal or at the customer’s LNG receiving terminal, based on the terms of the contract, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. The stated contract price (including both fixed and variable fees) per MMBtu in each LNG sales arrangement is representative of the stand-alone selling price for LNG at the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is also not included in the transaction price.

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

Sales of natural gas where, in the delivery of the natural gas to the end customer, we have concluded that we acted as a principal are presented within revenues in our Consolidated Statements of Operations, and where we have concluded that we acted as an agent are netted within cost of sales in our Consolidated Statements of Operations.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	December 31,
	2022	2021
Contract assets, net of current expected credit losses	$144	$104

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. Changes in contract assets during the year ended December 31, 2022 were primarily attributable to revenue recognized due to the delivery of LNG under certain SPAs for which the associated consideration was not yet due.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2022
Deferred revenue, beginning of period	$35
Cash received but not yet recognized in revenue	76
Revenue recognized from prior period deferral	(35)
Deferred revenue, end of period	$76

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. Changes in deferred revenue during the years ended December 31, 2022 and 2021 are primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2022		December 31, 2021
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.9	10	$31.7	9
LNG revenues—affiliate	1.2	8	1.1	10
Total revenues	$52.1		$32.8

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 70% and 58% of our LNG revenues from contracts included in the table above during the years ended December 31, 2022 and 2021, respectively, were related to variable consideration received from customers. Approximately 86% of our LNG revenues—affiliate from contracts included in the table above during the year ended December 31, 2022 were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the year ended December 31, 2021.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 13—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2022	2021	2020
LNG revenues—affiliate
Cheniere Marketing Agreements (1)	$2,993	$1,837	$468
Contracts for Sale and Purchase of Natural Gas and LNG (2)	34	50	15
Total LNG revenues—affiliate	3,027	1,887	483

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG (2)	103	19	30
Cheniere Marketing Agreements (1) (3)	—	31	—
Total cost of sales—affiliate	103	50	30

Cost of sales—related party
Natural Gas Supply Agreement (4)	—	146	114

Operating and maintenance expense—affiliate
Services Agreements (5)	120	105	89
Land Agreements (6)	1	1	1
Total operating and maintenance expense—affiliate	121	106	90

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (7)	9	9	6

General and administrative expense—affiliate
Services Agreements (5)	38	28	20

(1)CCL primarily sells LNG to Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, under SPAs and a letter agreement at a price equal to 115% of Henry Hub plus a fixed fee, except for SPAs associated with IPM agreements for which pricing is linked to international natural gas prices. In addition, CCL has an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price. As of December 31, 2022 and 2021, CCL had $223 million and $314 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.
(2)CCL has an agreement with Sabine Pass Liquefaction, LLC that allows the parties to sell and purchase natural gas with each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. As of December 31, 2022 and 2021, CCL had $16 million and $1 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.
(3)CCL and Cheniere Marketing have entered into Shipping Services Agreements (“SSAs”) for the provision of certain shipping and transportation-related services associated with certain SPAs between CCL and third-party customers that are delivered to the customer at their specified LNG receiving terminal. Under the SSAs, CCL pays Cheniere Marketing a fee of 3% to 7% of Henry Hub plus a fixed fee for the shipping services provided. Deliveries under the SSAs will commence in 2023.
(4)CCL was party to a natural gas supply agreement with a related party in the ordinary course of business, to obtain a fixed minimum daily volume of feed gas for the operation of the Liquefaction Project. The related party entity was acquired by a non-related party on November 1, 2021, therefore, as of such date, this agreement ceased to be

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
considered a related party agreement. CCL also has an agreement with Midship Pipeline Company, LLC that allows them to sell and purchase natural gas with each other.
(5)We do not have employees and thus our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements are primarily based on a cost reimbursement structure, and following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of December 31, 2022 and 2021, we had $132 million and $128 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(6)CCL has agreements with Cheniere Land Holdings, LLC, a wholly owned subsidiary of Cheniere, to rent, obtain easements and license to enter the land owned by CLH for the Liquefaction Project.
(7)CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project. CCL recorded accrued liabilities—related party of $1 million as of both December 31, 2022 and 2021 with this related party.

We had $43 million and $35 million due to affiliates as of December 31, 2022 and 2021, respectively, under agreements with affiliates as described above.

Disclosure of future consideration under revenue contracts with affiliates is included in Note 12—Revenues. Additionally, disclosure of future contractual obligations with affiliates and related parties is included in Note 14—Commitments and Contingencies.

Other Agreements

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

Equity Contribution Agreements

We entered into equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of CCH’s Senior Secured Notes that Cheniere has repurchased to CCH. During the year ended December 31, 2022, Cheniere repurchased a total of $465 million of the outstanding principal amount of CCH’s Senior Secured Notes due 2025, 2027, 2029 and 2039 on the open market, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

Arrangement with ADCC Pipeline, LLC

In June 2022, Cheniere acquired a 30% equity interest in ADCC Pipeline, LLC and its wholly owned subsidiary (collectively, “ADCC Pipeline”) through its wholly owned subsidiary Cheniere ADCC Investments, LLC. ADCC Pipeline will develop, construct and operate an approximately 42-mile natural gas pipeline project (the “ADCC Pipeline Project”) connecting the Agua Dulce natural gas hub to the CCL Project. Cheniere currently has a future commitment of up to approximately $93 million to fund its equity interest, which commitment is subject to a condition precedent that has not yet been satisfied. CCL is party to a natural gas transportation agreement with ADCC Pipeline in the ordinary course of business for the operation of the CCL Project, with an initial term of 20 years with extension rights, which will commence upon the completion of the ADCC Pipeline Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 14—COMMITMENTS AND CONTINGENCIES

Commitments

We have various commitments under executed contracts that include unconditional purchase obligations and other commitments which do not meet the definition of a liability as of December 31, 2022 and thus are not recognized as liabilities in our Consolidated Financial Statements.

EPC Contract

CCL has a lump sum turnkey contract with Bechtel Oil, Gas and Chemicals, Inc. (“Bechtel”) for the engineering, procurement and construction of the Corpus Christi Stage 3 Project. The total contract price of the EPC contract is approximately $5.4 billion, reflecting amounts incurred under change orders through December 31, 2022. As of December 31, 2022, we had approximately $3.9 billion remaining under this contract.

Natural Gas Supply, Transportation and Storage Service Agreements

CCL has physical natural gas supply contracts to secure natural gas feedstock for the Liquefaction Project. The remaining terms of these contracts range up to 15 years.
Additionally, CCL has natural gas transportation and storage service agreements for the Liquefaction Project. The initial terms of the natural gas transportation agreements range up 20 years, with renewal options for certain contracts, and commence upon the occurrence of conditions precedent. The initial term of the natural gas storage service agreements ranges up to five years.

As of December 31, 2022, CCL’s obligations under natural gas supply, transportation and storage service agreements for contracts in which conditions precedent were met or are currently expected to be met were as follows (in billions):

Years Ending December 31,	Payments Due to Third Parties (1)	Payments Due to Related Party (1)
2023	$4.4	$—
2024	4.1	—
2025	3.6	—
2026	3.2	0.1
2027	3.4	0.1
Thereafter	24.1	0.8
Total	$42.8	$1.0

(1)Pricing of natural gas supply contracts is variable based on market commodity basis prices adjusted for basis spread, and pricing of IPM agreements is variable based on global gas market prices less fixed liquefaction fees and certain costs incurred by us. Amounts included are based on estimated forward prices and basis spreads as of December 31, 2022. Some of our contracts may not have been negotiated as part of arranging financing for the underlying assets providing the natural gas supply, transportation and storage services.

Services Agreements

CCL and CCP have certain fixed commitments under services agreements, SSAs and other agreements of $0.2 billion with third parties and $7.5 billion with affiliates. See Note 13—Related Party Transactions for additional information regarding such agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2022, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 15—CUSTOMER CONCENTRATION

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

	Percentage of Total Revenues from External Customers			Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2022	2021	2020	2022	2021
Customer A	21%	21%	31%	17%	*
Customer B	14%	16%	16%	*	*
Customer C	14%	15%	14%	*	*
Customer D	*	*	*	33%	31%
Customer E	*	*	—%	*	11%
Customer F	10%	*	—%	*	*

* Less than 10%

The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2022	2021	2020
Spain	$2,192	$1,432	$1,001
Singapore	1,248	694	134
France	940	423	136
Indonesia	889	618	336
Ireland	868	599	285
United States	199	141	154
Total	$6,336	$3,907	$2,046

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for interest on debt, net of amounts capitalized	$280	$423	$345
Right-of-use assets obtained in exchange for new operating lease liabilities	3	—	—
Non-cash investing activity:
Transfers of property, plant and equipment in exchange for other non-current assets	17	—	2
Contributions of assets from affiliates	7	—	—
Non-cash financing activity:
Cancellation of CCH Senior Secured Notes contributed to us from Cheniere (see Note 11)	1,217	—	—
Contribution of CCL Stage III entity to us from Cheniere (see Note 3)	(1,482)	—	—

The balance in property, plant and equipment, net of accumulated depreciation funded with accounts payable and accrued liabilities (including affiliate) was $70 million, $20 million and $86 million as of December 31, 2022, 2021 and 2020, respectively.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2022, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2022 and 2021 (in millions):

	Fiscal 2022	Fiscal 2021
Audit Fees	$1	$1

Audit Fees—Audit fees for 2022 and 2021 include fees associated with the audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2022 and 2021.

Tax Fees—There were no tax fees in 2022 and 2021.

Other Fees—There were no other fees in 2022 and 2021.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of Cheniere has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2022 and 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements and Exhibits

(1)    Financial Statements—Cheniere Corpus Christi Holdings, LLC:

(2)     Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts	74

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	CCH	S-4	3.1	1/5/2017
3.2	Certificate of Correction to Certificate of Formation of the Company	CCH	S-4	3.2	1/5/2017
3.3	Amended and Restated Limited Liability Company Agreement of the Company	CCH	S-4	3.3	1/5/2017
3.4	Certificate of Formation of CCL	CCH	S-4	3.4	1/5/2017
3.5	Amended and Restated Limited Liability Company Agreement of CCL	CCH	S-4	3.5	1/5/2017

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.6	Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.6	1/5/2017
3.7	Certificate of Correction to Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.7	1/5/2017
3.8	Amended and Restated Limited Liability Company Agreement of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.8	1/5/2017
3.9	Certificate of Limited Partnership of CCP	CCH	S-4	3.9	1/5/2017
3.10	Certificate of Amendment to Certificate of Limited Partnership of CCP	CCH	S-4	3.10	1/5/2017
3.11	Amended and Restated Agreement of Limited Partnership of CCP	CCH	S-4	3.11	1/5/2017
4.1	Indenture, dated as of May 18, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	5/18/2016
4.2	Form of 7.000% Senior Secured Note due 2024 (Included as Exhibit A-1 to Exhibit 4.1 above)	Cheniere	8-K	4.1	5/18/2016
4.3	First Supplemental Indenture, dated as of December 9, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	12/9/2016
4.4	Form of 5.875% Senior Secured Note due 2025 (Included as Exhibit A-1 to Exhibit 4.3 above)	Cheniere	8-K	4.1	12/9/2016
4.5	Second Supplemental Indenture, dated as of May 19, 2017, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	5/19/2017
4.6	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.5 above)	CCH	8-K	4.1	5/19/2017
4.7	Third Supplemental Indenture, dated September 6, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/12/2019
4.8	Indenture, dated as of September 27, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and the Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/30/2019
4.9	Form of 4.80% Senior Secured Note due December 31, 2039 (Included as Exhibit A-1 to Exhibit 4.8 above)	CCH	8-K	4.1	9/30/2019
4.10	Indenture, dated as of October 17, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	10/18/2019
4.11	Form of 3.925% Senior Secured Note due December 31, 2039 (Included as Exhibit A to Exhibit 4.10 above)	CCH	8-K	4.1	10/18/2019
4.12	Fourth Supplemental Indenture, dated as of November 13, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	11/13/2019
4.13	Form of 3.700% Senior Secured Note due 2029 (Included as Exhibit A-1 to Exhibit 4.12 above)	CCH	8-K	4.1	11/13/2019
4.14	Fifth Supplemental Indenture, dated as of August 24, 2021, among the Company, as issuer, CCL, CCP, and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/24/2021
4.15	Form of 2.742% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.14 above)	CCH	8-K	4.1	8/24/2021
4.16	Indenture, dated as of August 20, 2020, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/21/2020
4.17	Form of 3.52% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.16 above)	CCH	8-K	4.1	8/21/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.1	Second Amended and Restated Term Loan Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent	CCH	8-K	10.1	6/22/2022
10.2	Second Amended and Restated Common Terms Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time	CCH	8-K	10.3	6/22/2022
10.3	Second Amended and Restated Common Security and Account Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank	CCH	8-K	10.4	6/22/2022
10.4	Amended and Restated Pledge Agreement, dated May 22, 2018, among Cheniere CCH HoldCo I, LLC and Société Générale as Security Trustee	CCH	8-K	10.4	5/24/2018
10.5	Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among the Company and Cheniere	CCH	8-K	10.5	5/24/2018
10.6	Second Amended and Restated Working Capital Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Working Capital Facility Agent and Société Générale as Security Trustee	CCH	8-K	10.2	6/22/2022
10.7	Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Energy Inc	CEI	10-Q	10.1	5/4/2022
10.8	Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Maintaining Elevated Ground Flare Option, dated March 28, 2022, (ii) the Change Order CO-00002 Package 7 Pre-Investment of Trains 8 and 9 (Without Site Work), dated April 29, 2022 and (iii) the Change Order CO-00003 Modifications to Insurance Language, dated June 13, 2022 (Portions of this exhibit have been omitted.)	CCH	10-Q	10.6	8/4/2022
10.9
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00004 Currency Conversion, dated June 27, 2022, (ii) the Change Order CO-00005 Fuel Adjustment, dated July 15, 2022, (iii) the Change Order CO-00006 Removal of Laydown Yard Scope Option, dated August 2, 2022, (iv) the Change Order CO-00007 Removal of Air Bridges Scope Option, dated August 22, 2022, (v) the Change Order CO-00008 Acid Gas Flare K/O Drum, dated August 16, 2022, and (vi) the Change Order CO-00009 Package 7A (Without Site Work), dated August 16, 2022 (Portions of this exhibit have been omitted.)
		CCH	10-Q	10.1	11/3/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.10*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-000010 Insurance Provisional Sum Interim Adjustment, dated September 13, 2022 and (ii) the Change Order CO-000011 Package 6 Descope and Transfer to Owner, dated September 14, 2022 (Portions of this exhibit have been omitted)

10.11	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCL	CCH	S-4	10.14	1/5/2017
10.12	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCP	CCH	S-4	10.15	1/5/2017
10.13	LNG Sale and Purchase Agreement (FOB), dated April 1, 2014, between CCL (Seller) and Endesa Generación, S.A. (Buyer)	Cheniere	8-K	10.1	4/2/2014
10.14	LNG Sale and Purchase Agreement (FOB), dated April 7, 2014, between CCL (Seller) and Endesa S.A. (Buyer)	Cheniere	8-K	10.1	4/8/2014
10.15	Assignment and Amendment Agreement, dated April 7, 2014, among Endesa Generación S.A., Endesa S.A. and CCL	Cheniere	10-Q	10.3	5/1/2014
10.16	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.9	10/30/2015
10.17	Amendment No. 2 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.10	10/30/2015
10.18	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated March 20, 2015, between CCL (Seller) and PT Pertamina (Persero) (Buyer)	Cheniere	10-Q	10.5	4/30/2015
10.19	Amendment No. 1, dated February 4, 2016, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between CCL and PT Pertamina (Persero), dated March 20, 2015	CCH	S-4	10.22	1/5/2017
10.20	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)	CCH	10-Q	10.1	11/1/2019
10.21	LNG Sale and Purchase Agreement (FOB), dated June 2, 2014, between CCL (Seller) and Gas Natural Fenosa LNG SL (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere	8-K	10.1	6/2/2014
10.22	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 27, 2018, between CCL (Seller) and Gas Natural Fenosa LNG GOM, Limited (Buyer)	CCH	10-Q	10.5	5/4/2018
10.23	Second Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	8-K	10.6	6/22/2022
10.24	LNG Sale and Purchase Agreement (EOG Early IPM), dated December 30, 2019, between CCL (Seller) and Cheniere Marketing International LLP (Buyer)	CCH	10-K	10.34	2/25/2020
10.25	Letter Agreement regarding changes to the EOG Early IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.50	11/3/2022
10.26	LNG Sale and Purchase Agreement (ARC), dated June 15, 2022, between CCL Stage III and Cheniere Marketing International LLP	CCH	8-K	10.50	6/22/2022
10.27	Letter Agreement regarding changes to the ARC IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.40	11/3/2022
10.28	LNG Sale and Purchase Agreement (Apache Corporation), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.20	11/3/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.29	LNG Sale and Purchase Agreement (EOG Resources, Inc.), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.30	11/3/2022
10.30	Letter agreement, dated May 2, 2022, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated November 28, 2014, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.10	5/4/2022
10.31	Shipping Services Agreement, dated June 15, 2022, between CCL Stage III and Cheniere Marketing International LLP	CCH	8-K	10.70	6/22/2022
10.32	Shipping Services Agreement in relation to the CPC SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP (Portions of this exhibit have been omitted.)	CCH	10-Q	10.60	11/3/2022
10.33	Shipping Services Agreement in relation to the Foran SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP (Portions of this exhibit have been omitted.)	CCH	10-Q	10.70	11/3/2022
21.1*	Subsidiaries of the Company
22.1	List of Issuers and Guarantor Subsidiaries	CCH	S-4	22.1	7/14/2020
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383) and CCH (SEC File No. 333-215435), as applicable.
*	Filed herewith.
**	Furnished herewith.

(c)    Financial statements of affiliates whose securities are pledged as collateral

All financial statements have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year Ended December 31, 2022
Current expected credit losses on receivables and contract assets	$3	$1	$—	$—	$4

Year Ended December 31, 2021
Current expected credit losses on receivables and contract assets	$2	$1	$—	$—	$3

Year Ended December 31, 2020
Current expected credit losses on receivables and contract assets	$—	$2	$—	$—	$2

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zach Davis	Manager, President and Chief Financial Officer (Principal Executive and Financial Officer)	February 22, 2023
Zach Davis

/s/ Corey Grindal	Manager	February 22, 2023
Corey Grindal

/s/ David Slack	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
David Slack