Form 10-Q
period 2023-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2023-05-02
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒
Note: The registrant is a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required pursuant to Sections 13 or 15(d) during the preceding 12 months as if the registrant was subject to such filing requirements.
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
LNG revenues	$1,093	$1,324
LNG revenues—affiliate	555	671
Total revenues	1,648	1,995

Operating costs and expenses (recovery)
Cost (recovery) of sales (excluding items shown separately below)	(2,540)	2,341
Cost of sales—affiliate	15	12
Operating and maintenance expense	116	113
Operating and maintenance expense—affiliate	30	30
Operating and maintenance expense—related party	2	2
General and administrative expense	2	2
General and administrative expense—affiliate	12	8
Depreciation and amortization expense	112	110
Total operating costs and expenses (recovery)	(2,251)	2,618

Income (loss) from operations	3,899	(623)

Other income (expense)
Interest expense, net of capitalized interest	(63)	(118)
Loss on modification or extinguishment of debt	(10)	(2)
Interest rate derivative gain, net	—	3
Other income, net	3	—
Total other expense	(70)	(117)

Net income (loss)	$3,829	$(740)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$93	$738
Trade and other receivables, net of current expected credit losses	140	348
Trade receivables—affiliate	157	240
Advances to affiliate	93	132
Inventory	120	178
Current derivative assets	20	12
Margin deposits	14	76
Other current assets	10	18
Total current assets	647	1,742

Property, plant and equipment, net of accumulated depreciation	14,030	13,673
Debt issuance, net of accumulated amortization	39	40
Derivative assets	168	7
Other non-current assets, net	307	225
Total assets	$15,191	$15,687

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$14	$85
Accrued liabilities	398	901
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	—	495
Due to affiliates	26	43
Current derivative liabilities	818	1,374
Other current liabilities	2	1
Total current liabilities	1,259	2,900

Long-term debt, net of discount and debt issuance costs	6,307	6,698
Derivative liabilities	2,250	4,923
Other non-current liabilities	77	78
Other non-current liabilities—affiliate	4	4

Member’s equity	5,294	1,084
Total liabilities and member’s equity	$15,191	$15,687

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding items shown separately below)	45	45
Contributions of cancelled senior secured notes (see Note 8)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	$5,294	$5,294

Three Months Ended March 31, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2021	$1,281	$1,281
Contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	$679	$679

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$3,829	$(740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	112	110
Amortization of discount and debt issuance costs	3	6
Loss on modification or extinguishment of debt	10	2
Total losses (gains) on derivative instruments, net	(3,406)	1,052
Net cash provided by (used for) settlement of derivative instruments	8	(30)
Other	4	—
Changes in operating assets and liabilities:
Trade and other receivables, net of current expected credit losses	208	83
Trade receivables—affiliate	82	(2)
Advances to affiliate	37	37
Inventory	58	22
Margin deposits	61	51
Accounts payable and accrued liabilities	(506)	(28)
Due to affiliates	(17)	(15)
Other, net	(1)	(95)
Net cash provided by operating activities	482	453

Cash flows from investing activities
Property, plant and equipment	(606)	(45)
Net cash used in investing activities	(606)	(45)

Cash flows from financing activities
Repayments of debt	(498)	(540)
Debt extinguishment costs	(8)	—
Contributions	45	138
Distributions	(60)	—
Net cash used in financing activities	(521)	(402)

Net increase (decrease) in restricted cash and cash equivalents	(645)	6
Restricted cash and cash equivalents—beginning of period	738	44
Restricted cash and cash equivalents—end of period	$93	$50

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

Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal which provides opportunity for further liquefaction capacity expansion. In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the Natural Gas Act for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

We have various credit facilities indexed to LIBOR, as further described in Note 8—Debt. In June 2022, we amended our credit facilities to bear interest at a variable rate per annum based on SOFR as a result of the expected LIBOR transition. Since adoption of the standard, we elected to apply the optional expedients as applicable to certain modified facilities; however, the impact of applying the optional expedients was not material, and the transition to SOFR did not have a material impact on our cash flows.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

As of March 31, 2023 and December 31, 2022, we had $93 million and $738 million of restricted cash and cash equivalents, respectively, as required by the above agreement, of which $498 million as of December 31, 2022 related to the cash contributed from Cheniere for the redemption of the remaining outstanding principal balance of the 7.000% Senior Notes due 2024 (the “2024 CCH Senior Notes”) in January 2023.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Trade receivables	$132	$319
Other receivables	8	29
Total trade and other receivables, net of current expected credit losses	$140	$348

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Materials	$92	$92
LNG	7	53
Natural gas	19	31
Other	2	2
Total inventory	$120	$178

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$13,324	$13,299
Site and related costs	302	302
Construction-in-process	1,928	1,486
Accumulated depreciation	(1,532)	(1,421)
Total LNG terminal, net of accumulated depreciation	14,022	13,666
Fixed assets
Fixed assets	28	26
Accumulated depreciation	(20)	(19)
Total fixed assets, net of accumulated depreciation	8	7
Property, plant and equipment, net of accumulated depreciation	$14,030	$13,673

Depreciation expense was $112 million and $110 million during three months ended March 31, 2023 and 2022, respectively.

We recognize offsets to LNG terminal costs related to the sale of commissioning cargoes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction. We did not record any offsets to LNG terminal costs during the three months ended March 31, 2023 and 2022.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—DERIVATIVE INSTRUMENTS

CCL has entered into commodity derivatives consisting of natural gas and power supply contracts, including those under the IPM agreements, for the development, commissioning and operation of the Liquefaction Project and associated economic hedges (collectively, “Liquefaction Supply Derivatives”).

We recognize CCL’s derivative instruments as either assets or liabilities and measure those instruments at fair value. None of CCL’s derivative instruments are designated as cash flow or fair value hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	March 31, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$6	$38	$(2,924)	$(2,880)	$(54)	$(19)	$(6,205)	$(6,278)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, using observable commodity price curves, when available, and other relevant data.

The fair value of the Liquefaction Supply Derivatives is predominantly driven by observable and unobservable market commodity prices and, as applicable to our natural gas supply contracts, our assessment of the associated events deriving fair value, including, but not limited to, evaluation of whether the respective market exists from the perspective of market participants as infrastructure is developed.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants would use in valuing the asset or liability. This includes assumptions about market risks, such as future prices of energy units for unobservable periods, liquidity and volatility.

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,924)	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.828) - $0.370 / $(0.159)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	86% - 574% / 173%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	$(6,205)	$(1,221)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	3,048	(1,170)
Included in cost of sales, new deals (3)	—	—
Purchases and settlements:
Purchases (4)	—	(5)
Settlements (5)	233	161
Balance, end of period	$(2,924)	$(2,235)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$3,048	$(1,170)

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period.
(3)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period, in addition to any derivative contracts acquired from entities at a value other than zero on acquisition date, such as derivatives assigned or novated during the reporting period and continuing to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.

All counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes CCL to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when the derivative instruments are in an asset position. Additionally, counterparties are at risk that CCL will be unable to meet its commitments in instances where the derivative instruments are in a liability position. We incorporate both CCL’s nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 8,332 TBtu and 8,532 TBtu as of March 31, 2023 and December 31, 2022, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2023	2022
LNG revenues	$(5)	$(5)
Recovery (cost) of sales	3,411	(1,050)

(1)Does not include the value associated with derivative instruments that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	March 31, 2023	December 31, 2022
Consolidated Balance Sheets Location
Current derivative assets	$20	$12
Derivative assets	168	7
Total derivative assets	188	19

Current derivative liabilities	(818)	(1,374)
Derivative liabilities	(2,250)	(4,923)
Total derivative liabilities	(3,068)	(6,297)

Derivative liability, net	$(2,880)	$(6,278)

(1)Does not include collateral posted with counterparties by CCL of $14 million and $76 million as of March 31, 2023 and December 31, 2022, respectively, which are included in margin deposits in our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2023	December 31, 2022
Gross assets	$281	$19
Offsetting amounts	(93)	—
Net assets	$188	$19

Gross liabilities	$(3,268)	$(6,622)
Offsetting amounts	200	325
Net liabilities	$(3,068)	$(6,297)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Natural gas purchases	$262	$597
Interest costs and related debt fees	77	150
Liquefaction Project costs	41	103
Other accrued liabilities	18	51
Total accrued liabilities	$398	$901

NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Senior Secured Notes:
2024 CCH Senior Notes	$—	$498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,541	2,633
Total Senior Secured Notes	6,358	7,254
CCH Credit Facility	—	—
CCH Working Capital Facility (1)	—	—
Total debt	6,358	7,254

Current portion of long-term debt	—	(495)
Long-term portion of unamortized discount and debt issuance costs, net	(51)	(61)
Total long-term debt, net of discount and debt issuance costs	$6,307	$6,698

(1)The CCH Working Capital Facility is classified as short-term debt as we are required to reduce the aggregate outstanding principal amount of the CCH Working Capital Facility to zero for a period of five consecutive business days at least once each year.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2023 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	162
Available commitment	$3,260	$1,338

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.10% - 0.20%
Maturity date	(2)	June 15, 2027

(1)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cancellation of CCH Senior Secured Notes Contributed from Cheniere

During the three months ended March 31, 2023, Cheniere repurchased $398 million of our Senior Secured Notes due 2027, 2029 and 2039 on the open market, with all of such repurchases immediately contributed to us from Cheniere for no consideration, and cancelled by us. It was determined that for accounting purposes, Cheniere repurchased the bonds on our behalf as a principal as opposed to as an agent, and thus the debt extinguishment was accounted for as an extinguishment directly with Cheniere.

Additionally, we recorded a net distribution from Cheniere totaling $2 million from associated operating activities, inclusive of $2 million of interest due to the extinguishment of debt at the time of repayment offset by our write off of associated debt issuance costs and discount of $4 million.

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

As of March 31, 2023, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Total interest cost	$83	$119
Capitalized interest	(20)	(1)
Total interest expense, net of capitalized interest	$63	$118
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our debt (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Senior notes — Level 2 (1)	$4,387	$4,210	$5,283	$5,014
Senior notes — Level 3 (2)	1,971	1,853	1,971	1,738

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2023	2022
Revenues from contracts with customers
LNG revenues	$1,098	$1,329
LNG revenues—affiliate	555	671
Total revenues from contracts with customers	1,653	2,000
Net derivative loss (1)	(5)	(5)
Total revenues	$1,648	$1,995

(1)See Note 6—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$154	$144

The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2023
Deferred revenue, beginning of period	$76
Cash received but not yet recognized in revenue	76
Revenue recognized from prior period deferral	(76)
Deferred revenue, end of period	$76

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.5	10	$50.9	10
LNG revenues—affiliate	1.2	9	1.2	8
Total revenues	$51.7		$52.1

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 55% and 64% of our LNG revenues from contracts included in the table above during the three months ended March 31, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 83% of our LNG revenues—affiliate from contracts included in the table above during the three months ended March 31, 2023 were related to variable consideration received from customers. None of our LNG revenues—affiliates from the contract included in the table above were related to variable consideration received from customers during the three months ended March 31, 2022.

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
NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2023	2022
LNG revenues—affiliate
Cheniere Marketing Agreements (1)	$555	$665
Contracts for Sale and Purchase of Natural Gas and LNG (2)	—	6
Total LNG revenues—affiliate	555	671

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG (2)	15	12

Operating and maintenance expense—affiliate
Services Agreements (3)	30	30

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (4)	2	2

General and administrative expense—affiliate
Services Agreements (3)	12	8

(1)CCL primarily sells LNG to Cheniere Marketing International LLP (“Cheniere Marketing”), a wholly owned subsidiary of Cheniere, under SPAs and a letter agreement at a price equal to 115% of Henry Hub plus a fixed fee, except for SPAs associated with IPM agreements for which pricing is linked to international natural gas prices. In addition, CCL has an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price. As of March 31, 2023 and December 31, 2022, CCL had $157 million and $223 million of trade receivables—affiliate, respectively, under these agreements with Cheniere Marketing.
(2)CCL has an agreement with Sabine Pass Liquefaction, LLC (“SPL”) that allows the parties to sell and purchase natural gas with each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. As of March 31, 2023 and December 31, 2022, CCL had zero and $16 million of accounts receivable—affiliate, respectively, under these agreements with SPL.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
(3)We do not have employees and thus our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements are primarily based on a cost reimbursement structure, and following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of March 31, 2023 and December 31, 2022, we had $93 million and $132 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(4)CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project. CCL had accrued liabilities—related party of $1 million as of both March 31, 2023 and December 31, 2022 with this related party.

We had $26 million and $43 million due to affiliates as of March 31, 2023 and December 31, 2022, respectively, under agreements with affiliates as described above.
Disclosure of future consideration under revenue contracts with affiliates is included in Note 9—Revenues.
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

Equity Contribution Agreements

We have equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of CCH’s Senior Secured Notes that Cheniere has repurchased to CCH. During the three months ended March 31, 2023, Cheniere repurchased a total of $398 million of the outstanding principal amount of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on the open market, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

Arrangement with ADCC Pipeline, LLC

In June 2022, Cheniere acquired a 30% equity interest in ADCC Pipeline, LLC and its wholly owned subsidiary (collectively, “ADCC Pipeline”) through its wholly owned subsidiary Cheniere ADCC Investments, LLC. ADCC Pipeline will develop, construct and operate an approximately 42-mile natural gas pipeline project (the “ADCC Pipeline Project”) connecting the Agua Dulce natural gas hub to the CCL Project. CCL is party to a natural gas transportation agreement with ADCC Pipeline for the operation of the CCL Project, with an initial term of 20 years with extension rights, which will commence upon the completion of the ADCC Pipeline Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% or greater of total revenues and/or trade and other receivables was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
Customer A	23%	26%	*	17%
Customer B	14%	14%	*	*
Customer C	15%	12%	*	*
Customer D	*	*	48%	33%
Customer E	*	*	11%	*

* Less than 10%

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$115	$11
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	38	18
Non-cash financing activity:
Cancellation of CCH Senior Secured Notes contributed to us from Cheniere (see Note 8)	398	—

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
•statements regarding our expected receipt of cash distributions from our subsidiaries;
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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for up to seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. In June 2022, Cheniere’s board of directors (the “Board”) made a positive FID with respect to the Corpus Christi Stage 3 Project and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 16, 2022.

We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).
Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of March 31, 2023.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the Natural Gas Act (“NGA”) for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “Midscale Trains 8 & 9 Project”). The development of the Midscale Trains 8 & 9 Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Additionally, we are committed to the responsible and proactive management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In 2022, Cheniere published Acting Today, Securing Tomorrow, its third Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022 and joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative, in October 2022. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:
Strategic

•In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the NGA for the Midscale Trains 8 & 9 Project.

Operational

•As of April 26, 2023, over 700 cumulative LNG cargoes totaling over 48 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In January 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”).

Results of Operations

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Revenues
LNG revenues	$1,093	$1,324	$(231)
LNG revenues—affiliate	555	671	(116)
Total revenues	1,648	1,995	(347)

Operating costs and expenses (recovery)
Cost (recovery) of sales (excluding items shown separately below)	(2,540)	2,341	(4,881)
Cost of sales—affiliate	15	12	3
Operating and maintenance expense	116	113	3
Operating and maintenance expense—affiliate	30	30	—
Operating and maintenance expense—related party	2	2	—
General and administrative expense	2	2	—
General and administrative expense—affiliate	12	8	4
Depreciation and amortization expense	112	110	2
Total operating costs and expenses (recovery)	(2,251)	2,618	(4,869)

Income (loss) from operations	3,899	(623)	4,522

Other income (expense)
Interest expense, net of capitalized interest	(63)	(118)	55
Loss on modification or extinguishment of debt	(10)	(2)	(8)
Interest rate derivative gain, net	—	3	(3)
Other income, net	3	—	3
Total other expense	(70)	(117)	47

Net income (loss)	$3,829	$(740)	$4,569

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
(in TBtu)	2023	2022
Volumes loaded during the current period	200	200
Volumes loaded during the prior period but recognized during the current period	3	—
Total volumes recognized in the current period	203	200

Net income (loss)

Substantially all of the favorable variance of $4.6 billion for the three months ended March 31, 2023 as compared to the same period of 2022 was attributable to favorable changes in fair value and settlements of derivatives of $4.5 billion between the years, of which $3.7 billion related to non-cash favorable changes in fair value of our IPM agreements where we procure natural gas at a price indexed to international gas prices.

The following is an additional discussion of the significant variance drivers of the change in net income (loss) by line item:
Revenues. $347 million decrease between comparable periods primarily attributable to:
•$366 million decrease due to lower pricing per MMBtu from decreased Henry Hub pricing; which was offset by
•$28 million increase due to slightly higher volumes of LNG delivered between the periods, which increased 6 TBtu or 3%.

Operating costs and expenses. $4.9 billion favorable variance between comparable periods primarily attributable to:
•$4.4 billion favorable variance from changes in fair value of derivatives included in cost of sales, from $1.0 billion of losses in the three months ended March 31, 2022 to $3.4 billion of gains in the three months ended March 31, 2023, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices and, to a lesser extent, an increase in forward notional amount of derivatives due to agreements contributed to us upon the merger of Corpus Christ Liquefaction Stage III, LLC with and into CCL in June 2022; and
•$416 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of $409 million in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices and partially offset by increased volume of LNG delivered, as discussed above under the caption Revenues.

Other income (expense). $47 million decrease in total other income (expense) between comparable periods primarily attributable to:
•$55 million decrease in interest expense, net of capitalized interest, as a result of lower debt balances due to repayment of debt and lower interest costs due to refinancing higher cost debt, as further described under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources. Additionally, the decrease in interest expense, net of capitalized interest is due to a higher portion of total interest costs eligible for capitalization following the issuance of full notice to proceed to Bechtel on the Corpus Christi Stage 3 Project in 2022; partially offset by
•$8 million increase in loss on modification or extinguishment of debt primarily due to premiums paid for the early redemption of the 2024 CCH Senior Notes during the three months ended March 31, 2023.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which in addition to managing exposure to commodity-related marketing and price risks are utilized to manage exposure to changing interest rates volatility, are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Because the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control, notwithstanding the operational intent to mitigate risk exposure over time.

Commissioning cargoes

Prior to substantial completion of a Train, amounts received from the sale of commissioning cargoes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train. We did not record any offsets to LNG terminal costs during the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facilities. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings. The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$93
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,338
Total available commitments under our credit facilities	4,598

Total available liquidity	$4,691

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2023. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Supplemental Guarantor Information

The 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.788% (collectively, the “CCH Senior Notes”) are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2023:

Overall project completion percentage	28.7%
Completion percentage of:
Engineering	49.5%
Procurement	41.8%
Subcontract work	37.1%
Construction	3.4%
Date of expected substantial completion	2H 2025 - 1H 2027

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$482	$453
Net cash used in investing activities	(606)	(45)
Net cash used in financing activities	(521)	(402)
Net increase (decrease) in restricted cash and cash equivalents	$(645)	$6

Operating Cash Flows

Our operating cash net inflows during the three months ended March 31, 2023 and 2022 were $482 million and $453 million, respectively. The $29 million favorable variance between the periods was primarily related to lower cash outflows for natural gas feedstock, partially offset by an unfavorable variance due to lower cash receipts from the sale of LNG cargoes, both primarily due to lower U.S. natural gas prices. This favorable variance was partially offset by an unfavorable variance due to timing of cash receipts and payments.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Project. The $561 million increase in 2023 compared to 2022 was primarily due to spend during the three months ended March 31, 2023 related to construction work performed by Bechtel for the Corpus Christi Stage 3 Project following the issuance of full notice to proceed to Bechtel in June 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2023	2022
Repayments of debt	$(498)	$(540)
Debt extinguishment costs	(8)	—
Contributions	45	138
Distributions	(60)	—
Net cash used in financing activities	$(521)	$(402)

Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Three Months Ended March 31,
	2023	2022
CCH Credit Facility	$—	$(290)
CCH Working Capital Facility	—	(250)
2024 CCH Senior Notes	(498)	—
Total repayments of debt	$(498)	$(540)

During the three months ended March 31, 2023 and 2022, we paid debt modification or extinguishment costs of $8 million and zero, respectively, related to these repayments.

Capital Contributions and Distributions

During the three months ended March 31, 2023 and 2022, we received cash capital contributions of $45 million and $138 million, respectively, from Cheniere, primarily used to redeem our outstanding debt, and during the three months ended March 31, 2023 and 2022, we made cash distributions of $60 million and zero, respectively, to Cheniere.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

CCL has commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (“Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,880)	$1,368	$(6,278)	$1,684

See Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about the derivative instruments.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between Corpus Christi Liquefaction Stage III, LLC and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00012 Chart License Fee Provisional Sum Closure, dated September 16, 2022, (ii) the Change Order CO-00013 HRU Nozzles and Block Headers, dated September 21, 2022, (iii) the Change Order CO-00014 Addition of Nitrogen Receiver, dated December 13, 2022, (iv) the Change Order CO-00015 Package 6 Feed Gas Pipeline Interfaces, dated December 14, 2022, (v) the Change Order CO-00016 Old Sherwin Building Security, dated November 23, 2022, (vi) the Change Order CO-00017 Remote Monitoring Diagnostic for Mixed Refrigerant (MR) Compressors, dated December 14, 2022, (vii) the Change Order CO-00018 EFG Package #1, dated January 9, 2023, (viii) the Change Order CO-00019 Q3 2022 Commodity Price Rise and Fall (ATT MM), dated January 17, 2023, (ix) the Change Order CO-00020 ICSS Vendor Selection and EPC Warranty (Yokogawa), dated September 21, 2022 and (x) the Change Order CO-00021 Laydown Development Package, dated February 6, 2023 (Portions of this exhibit have been omitted.)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 1, 2023	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 1, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)