Form 10-Q
period 2023-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2023-08-03
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$821	$1,607	$1,914	$2,931
LNG revenues—affiliate	282	763	837	1,434
Total revenues	1,103	2,370	2,751	4,365

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(131)	2,442	(2,671)	4,783
Cost of sales—affiliate	78	36	93	48
Operating and maintenance expense	118	118	234	231
Operating and maintenance expense—affiliate	27	28	57	58
Operating and maintenance expense—related party	2	3	4	5
General and administrative expense	—	2	2	4
General and administrative expense—affiliate	11	8	23	16
Depreciation and amortization expense	112	112	224	222
Other	—	4	—	4
Total operating costs and expenses (recoveries)	217	2,753	(2,034)	5,371

Income (loss) from operations	886	(383)	4,785	(1,006)

Other income (expense)
Interest expense, net of capitalized interest	(57)	(116)	(120)	(234)
Loss on modification or extinguishment of debt	—	(28)	(10)	(30)
Interest rate derivative gain (loss), net	—	(1)	—	2
Other income, net	2	1	5	1
Total other expense	(55)	(144)	(125)	(261)

Net income (loss)	$831	$(527)	$4,660	$(1,267)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$152	$738
Trade and other receivables, net of current expected credit losses	131	348
Trade receivables—affiliate	115	240
Advances to affiliate	97	132
Inventory	111	178
Current derivative assets	35	12
Margin deposits	—	76
Other current assets	31	18
Total current assets	672	1,742

Property, plant and equipment, net of accumulated depreciation	14,225	13,673
Debt issuance, net of accumulated amortization	37	40
Derivative assets	253	7
Other non-current assets, net	248	225
Total assets	$15,435	$15,687

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$34	$85
Accrued liabilities	255	901
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	—	495
Due to affiliates	37	43
Current derivative liabilities	784	1,374
Other current liabilities	6	1
Total current liabilities	1,117	2,900

Long-term debt, net of discount and debt issuance costs	6,307	6,698
Derivative liabilities	1,804	4,923
Other non-current liabilities	76	78
Other non-current liabilities—affiliate	4	4

Member’s equity	6,127	1,084
Total liabilities and member’s equity	$15,435	$15,687

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding items shown separately below)	45	45
Contributions of cancelled senior secured notes (see Note 9)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	5,294	5,294
Contributions of cancelled senior secured notes (see Note 9)	2	2
Net income	831	831
Balance at June 30, 2023	$6,127	$6,127

Three and Six Months Ended June 30, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,281	$1,281
Contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	679	679
Contributions	801	801
Contributions of CCL Stage III entity (see Note 2)	(1,482)	(1,482)
Net loss	(527)	(527)
Balance at June 30, 2022	$(529)	$(529)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$4,660	$(1,267)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	224	222
Amortization of discount and debt issuance costs	6	11
Loss on modification or extinguishment of debt	10	30
Total losses (gains) on derivative instruments, net	(3,988)	1,871
Net cash provided by (used for) settlement of derivative instruments	10	(82)
Other	3	4
Changes in operating assets and liabilities:
Trade and other receivables	217	(161)
Trade receivables—affiliate	127	9
Advances to affiliate	42	(6)
Inventory	63	2
Margin deposits	76	(12)
Accounts payable and accrued liabilities	(606)	145
Due to affiliates	(5)	(9)
Other, net	(31)	(15)
Other, net—affiliate	(1)	—
Net cash provided by operating activities	807	742

Cash flows from investing activities
Property, plant and equipment	(871)	(406)
Other	(1)	—
Net cash used in investing activities	(872)	(406)

Cash flows from financing activities
Proceeds from issuances of debt	—	440
Repayments of debt	(498)	(1,640)
Debt issuance	—	(18)
Debt extinguishment costs	(8)	(43)
Contributions	45	932
Distributions	(60)	—
Net cash used in financing activities	(521)	(329)

Net increase (decrease) in restricted cash and cash equivalents	(586)	7
Restricted cash and cash equivalents—beginning of period	738	44
Restricted cash and cash equivalents—end of period	$152	$51

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2023 and 2022.

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

Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

NOTE 2—CCL STAGE III CONTRIBUTION AND MERGER

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

The Contribution was accounted for as a common control transaction as the assets and liabilities were transferred between entities under Cheniere’s control. As a result, the net liability transfer was recognized as a contribution in our Consolidated Statements of Member’s Equity (Deficit) and at the historical basis of Cheniere on June 15, 2022 in our Consolidated Balance Sheets. The Contribution was presented prospectively as we have concluded that the Contribution did

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
not represent a change in our reporting entity, primarily as we concluded that CCL Stage III did not constitute a business under FASB topic Accounting Standards Codification 805, Business Combinations. The Merger had no impact on our Consolidated Financial Statements as it occurred between our consolidated subsidiaries.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.  The usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project and other restricted payments.

As of June 30, 2023 and December 31, 2022, we had $152 million and $738 million of restricted cash and cash equivalents, respectively, as required by the above agreement, of which $498 million as of December 31, 2022 related to the cash contributed from Cheniere for the redemption of the remaining outstanding principal balance of the 7.000% Senior Notes due 2024 (the “2024 CCH Senior Notes”) in January 2023.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Trade receivables	$124	$319
Other receivables	7	29
Total trade and other receivables, net of current expected credit losses	$131	$348

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Materials	$93	$92
LNG	6	53
Natural gas	11	31
Other	1	2
Total inventory	$111	$178

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$13,341	$13,299
Site and related costs	302	302
Construction-in-process	2,217	1,486
Accumulated depreciation	(1,643)	(1,421)
Total LNG terminal, net of accumulated depreciation	14,217	13,666
Fixed assets
Fixed assets	28	26
Accumulated depreciation	(20)	(19)
Total fixed assets, net of accumulated depreciation	8	7
Property, plant and equipment, net of accumulated depreciation	$14,225	$13,673

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Depreciation expense was $111 million during both the three months ended June 30, 2023 and 2022 and $223 million and $221 million during the six months ended June 30, 2023 and 2022, respectively.

NOTE 7—DERIVATIVE INSTRUMENTS

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

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of
	June 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$13	$43	$(2,356)	$(2,300)	$(54)	$(19)	$(6,205)	$(6,278)

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

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(2,356)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.125) - $0.660 / $(0.114)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	83% - 484% / 186%

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

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,924)	$(2,235)	$(6,205)	$(1,221)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	462	(634)	3,402	(1,678)
Included in cost of sales, new deals (3)	—	—	4	—
Purchases and settlements:
Purchases (4)	—	(2,407)	—	(2,414)
Settlements (5)	104	270	440	307
Transfers in and/or out of level 3
Transfers out of level 3 (6)	2	—	3	—
Balance, end of period	$(2,356)	$(5,006)	$(2,356)	$(5,006)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$462	$(634)	$3,406	$(1,678)

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
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

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

The forward notional amount for the Liquefaction Supply Derivatives was approximately 8,116 TBtu and 8,532 TBtu as of June 30, 2023 and December 31, 2022, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues	$(2)	$12	$(7)	$7
Recovery (cost) of sales	584	(830)	3,995	(1,880)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	June 30, 2023	December 31, 2022
Consolidated Balance Sheets Location
Current derivative assets	$35	$12
Derivative assets	253	7
Total derivative assets	288	19

Current derivative liabilities	(784)	(1,374)
Derivative liabilities	(1,804)	(4,923)
Total derivative liabilities	(2,588)	(6,297)

Derivative liability, net	$(2,300)	$(6,278)

(1)Does not include collateral posted by counterparties to us of $3 million as of June 30, 2023, which is included in other liabilities on our Consolidated Balance Sheets, and collateral posted with counterparties by CCL of $76 million as of December 31, 2022, which are included in margin deposits on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	June 30, 2023	December 31, 2022
Gross assets	$400	$19
Offsetting amounts	(112)	—
Net assets	$288	$19

Gross liabilities	$(2,695)	$(6,622)
Offsetting amounts	107	325
Net liabilities	$(2,588)	$(6,297)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Natural gas purchases	$169	$597
Interest costs and related debt fees	5	150
Liquefaction Project costs	49	103
Other accrued liabilities	32	51
Total accrued liabilities	$255	$901

NOTE 9—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Senior Secured Notes:
2024 CCH Senior Notes	$—	$498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,539	2,633
Total Senior Secured Notes	6,356	7,254
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”) (1)	—	—
Total debt	6,356	7,254

Current portion of long-term debt	—	(495)
Long-term portion of unamortized discount and debt issuance costs, net	(49)	(61)
Total long-term debt, net of discount and debt issuance costs	$6,307	$6,698

(1)The CCH Working Capital Facility is classified as short-term debt as we are required to reduce the aggregate outstanding principal amount of the CCH Working Capital Facility to zero for a period of five consecutive business days at least once each year.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2023 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	155
Available commitment	$3,260	$1,345

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.10% - 0.20%
Maturity date	(2)	June 15, 2027

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Cancellation of CCH Senior Secured Notes Contributed from Cheniere

During the three and six months ended June 30, 2023, Cheniere repurchased $2 million and $400 million, respectively, of our Senior Secured Notes due 2027, 2029 and 2039 on the open market, with all of such repurchases immediately contributed to us from Cheniere for no consideration, and cancelled by us. It was determined that for accounting purposes, Cheniere repurchased the bonds on our behalf as a principal as opposed to as an agent, and thus the debt extinguishment was accounted for as an extinguishment directly with Cheniere.

Additionally, during the six months ended June 30, 2023, we recorded a net distribution to Cheniere totaling $2 million from associated operating activities, inclusive of $2 million of interest due to the extinguishment of debt at the time of repayment offset by our write off of associated debt issuance costs and discount of $4 million. We did not record any such distributions from Cheniere during the three months ended June 30, 2023.

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

As of June 30, 2023, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total interest cost	$81	$118	$164	$237
Capitalized interest	(24)	(2)	(44)	(3)
Total interest expense, net of capitalized interest	$57	$116	$120	$234

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$6,356	$5,889	$7,254	$6,752

(1)As of both June 30, 2023 and December 31, 2022, $1.7 billion of the fair value of our senior notes included an illiquidity adjustment which qualified as a Level 3 fair value measurement. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments or instruments with similar terms, maturities and credit standing.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$823	$1,595	$1,921	$2,924
LNG revenues—affiliate	282	763	837	1,434
Total revenues from contracts with customers	1,105	2,358	2,758	4,358
Net derivative gain (loss) (1)	(2)	12	(7)	7
Total revenues	$1,103	$2,370	$2,751	$4,365

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$165	$144

The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2023
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.0	10	$50.9	10
LNG revenues—affiliate	1.1	9	1.2	8
Total revenues	$51.1		$52.1

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to contracts where there is uncertainty that one or both of the parties will achieve certain milestones. Approximately 41% and 72% of our LNG revenues from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 49% and 68% of our LNG revenues from contracts included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers. Approximately 68% and none of our LNG revenues—affiliate from contracts included in the table above during the three months ended June 30, 2023 and 2022, respectively, and approximately 78% and none of our LNG revenues—affiliates from the contract included in the table above during the six months ended June 30, 2023 and 2022, respectively, were related to variable consideration received from customers.

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
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing	$282	$707	$837	$1,372
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	—	56	—	62
Total LNG revenues—affiliate	282	763	837	1,434

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	14	36	29	48
SPAs and Letter Agreements with Cheniere Marketing	64	—	64	—
Total cost of sales—affiliate	78	36	93	48

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	27	28	57	58

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	2	3	4	5

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	8	23	16

(1)This related party is a subsidiary of Cheniere’s equity method investment.

Equity Contribution Agreements

We have equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of CCH’s Senior Secured Notes that Cheniere has repurchased to CCH. During the three and six months ended June 30, 2023, Cheniere repurchased a total of $2 million and $400 million, respectively, of the outstanding principal amount of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
the open market, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

NOTE 12—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	21%	20%	22%	22%	*	17%
Customer B	17%	15%	15%	14%	14%	*
Customer C	12%	14%	14%	13%	*	*
Customer D	*	*	*	*	52%	33%

* Less than 10%

NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$220	$222
Right-of-use assets obtained in exchange for new operating lease liabilities	1	3
Non-cash investing activity:
Unpaid purchases of property, plant and equipment	27	23
Transfers of property, plant and equipment in exchange for other non-current assets	—	17
Non-cash contributions from affiliates for conveyance of assets	—	7
Non-cash financing activity:
Cancellation of CCH Senior Secured Notes contributed to us from Cheniere (see Note 9)	400	—

We recorded $1.5 billion of contributions in our Statement of Member’s Equity (Deficit) during the six months ended June 30, 2022 related to the contribution of the CCL Stage III entity to us from Cheniere on June 15, 2022, with such contribution representing a non-cash financing activity. See Note 2—CCL Stage III Contribution and Merger for further discussion.

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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, turned back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

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
Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 88% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of June 30, 2023.

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

Operational

•As of July 27, 2023, over 750 cumulative LNG cargoes totaling over 50 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In July 2023, Fitch Ratings upgraded our issuer credit rating from BBB- to BBB with a stable outlook.
•In January 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”).

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$821	$1,607	$(786)	$1,914	$2,931	$(1,017)
LNG revenues—affiliate	282	763	(481)	837	1,434	(597)
Total revenues	1,103	2,370	(1,267)	2,751	4,365	(1,614)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(131)	2,442	(2,573)	(2,671)	4,783	(7,454)
Cost of sales—affiliate	78	36	42	93	48	45
Operating and maintenance expense	118	118	—	234	231	3
Operating and maintenance expense—affiliate	27	28	(1)	57	58	(1)
Operating and maintenance expense—related party	2	3	(1)	4	5	(1)
General and administrative expense	—	2	(2)	2	4	(2)
General and administrative expense—affiliate	11	8	3	23	16	7
Depreciation and amortization expense	112	112	—	224	222	2
Other	—	4	(4)	—	4	(4)
Total operating costs and expenses (recoveries)	217	2,753	(2,536)	(2,034)	5,371	(7,405)

Income (loss) from operations	886	(383)	1,269	4,785	(1,006)	5,791

Other income (expense)
Interest expense, net of capitalized interest	(57)	(116)	59	(120)	(234)	114
Loss on modification or extinguishment of debt	—	(28)	28	(10)	(30)	20
Interest rate derivative gain (loss), net	—	(1)	1	—	2	(2)
Other income, net	2	1	1	5	1	4
Total other expense	(55)	(144)	89	(125)	(261)	136

Net income (loss)	$831	$(527)	$1,358	$4,660	$(1,267)	$5,927

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
(in TBtu)	2023	2022	Variance	2023	2022	Variance
Volumes loaded during the current period	180	189	(9)	380	389	(9)
Volumes loaded during the prior period but recognized during the current period	—	—	—	3	—	3
Volumes loaded at our affiliate’s facility	5	—	5	5	—	5
Total volumes recognized in the current period	185	189	(4)	388	389	(1)

Net income (loss)

Substantially all of the favorable variances of $1.4 billion and $5.9 billion for the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 were attributable to favorable changes in fair value and settlements of derivatives of $1.4 billion and $5.9 billion, respectively, between the periods, of which $1.4 billion and $5.1 billion, respectively, related to non-cash favorable changes in fair value of our IPM agreements where we procure natural gas at a price indexed to international gas prices as a result of continued moderation of international gas price volatility and declines in international forward commodity curves.

The following is an additional discussion of the significant variance drivers of the change in net income (loss) by line item:
Revenues

Substantially all of the $1.3 billion and $1.6 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were attributable to $1.2 billion and $1.5 billion decreases, respectively, from lower pricing per MMBtu as a result of decreased Henry Hub pricing.

Operating costs and expenses

The $2.5 billion and $7.4 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$1.4 billion and $5.8 billion favorable variances between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 from changes in fair value of derivatives included in cost of sales, from $792 million and $1.8 billion of losses in the three and six months ended June 30, 2022, respectively, to $582 million and $4.0 billion of gains in the three and six months ended June 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices and, to a lesser extent, an increase in forward notional amount of derivatives due to agreements contributed to us upon the merger of CCL Stage III with and into CCL in June 2022; and
•$1.1 billion and $1.5 billion decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 from decreased cost of natural gas feedstock substantially all of which was due to lower U.S. natural gas prices.

Other income (expense)

The $89 million and $136 million decreases between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$59 million and $114 million decreases in interest expense, net of capitalized interest between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 as a result of lower debt balances due to repayment of debt and lower interest costs due to refinancing higher cost debt, as further detailed under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources. Additionally, the decrease in interest expense, net of capitalized interest is due to a higher portion of total interest costs eligible for capitalization following the issuance of full notice to proceed to Bechtel on the Corpus Christi Stage 3 Project in June 2022; and
•$28 million and $20 million decreases in loss on modification or extinguishment of debt between the three and six months ended June 30, 2023, respectively, as compared to the same periods of 2022 primarily due to higher losses from the amendment and restatement of our term loan facility agreement (the “CCH Credit Facility”) and our working capital facility agreement (the “CCH Working Capital Facility”) during the three and six months ended June 30, 2022 compared to the premiums paid for the early redemption of the 2024 CCH Senior Notes during the six months ended June 30, 2023 as further described in Overview of Significant Events.

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

June 30, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$152
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,345
Total available commitments under our credit facilities	4,605

Total available liquidity	$4,757

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of June 30, 2023:

Overall project completion percentage	38.1%
Completion percentage of:
Engineering	63.5%
Procurement	56.3%
Subcontract work	47.1%
Construction	4.9%
Date of expected substantial completion	2H 2025 - 1H 2027

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$807	$742
Net cash used in investing activities	(872)	(406)
Net cash used in financing activities	(521)	(329)
Net increase (decrease) in restricted cash and cash equivalents	$(586)	$7

Operating Cash Flows

Our operating cash net inflows during the six months ended June 30, 2023 and 2022 were $807 million and $742 million, respectively. The $65 million increase between the periods was primarily related to timing of cash receipts and payments.

Investing Cash Flows

Our investing cash net outflows in both years primarily were for the construction costs for the Liquefaction Project. The $466 million increase in 2023 compared to 2022 was primarily due to increased construction work performed by Bechtel for the Corpus Christi Stage 3 Project following the issuance of full notice to proceed to Bechtel in June 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2023	2022
Proceeds from issuances of debt	$—	$440
Repayments of debt	(498)	(1,640)
Debt issuance	—	(18)
Debt extinguishment costs	(8)	(43)
Contributions	45	932
Distributions	(60)	—
Net cash used in financing activities	$(521)	$(329)

Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Six Months Ended June 30,
	2023	2022
CCH Credit Facility	$—	$(1,390)
CCH Working Capital Facility	—	(250)
2024 CCH Senior Notes	(498)	—
Total repayments of debt	$(498)	$(1,640)

During the six months ended June 30, 2023 and 2022, we paid debt modification or extinguishment costs of $8 million and $43 million, respectively, related to these repayments.

Capital Contributions and Distributions

During the six months ended June 30, 2023 and 2022, we received cash capital contributions of $45 million and $932 million, respectively, from Cheniere, used to fund working capital and in 2022 to primarily pay down our outstanding debt, and during the six months ended June 30, 2023 and 2022, we made cash distributions of $60 million and zero, respectively, to Cheniere.

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

	June 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(2,300)	$1,322	$(6,278)	$1,684

See Note 7—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about the derivative instruments.

ITEM 4.     CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports voluntarily filed by us under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between Corpus Christi Liquefaction, LLC and Bechtel Energy, Inc.: (i) the Change Order CO-00022 Refrigerant Storage Packages 1 and 2, dated February 13, 2023, (ii) the Change Order CO-00023 EFG Package #2, dated February 21, 2023, (iii) the Change Order CO-00024 Defrost Improvements (Cold Box), dated February 23, 2023, (iv) the Change Order CO-00025 Miscellaneous Design Improvements, dated February 23, 2023, (v) the Change Order CO-00026 EFG Package #3, dated February 23, 2023, (vi) the Change Order CO-00027 Addition of 86 Lockout Relay on Transformers, dated February 14, 2023, (vii) the Change Order CO-00028 Additional Duct Banks, dated September 15, 2022, (viii) the Change Order CO-00029 2022 FERC Support Hours Interim Adjustment, dated March 13, 2023, (ix) the Change Order CO-00030 Drainage Blanket (A Street), dated April 6, 2023, (x) the Change Order CO-00031 Refrigerant Storage Interface Package #3, dated April 7, 2023, (xi) the Change Order CO-00032 Q4 2022 Commodity Price Rise and Fall (ATT MM), dated April 24, 2023, (xii) the Change Order CO-00033 Lift Owner-Provided Dewar System (Nitrogen Receiver Facility), dated March 1, 2022, (xiii) the Change Order CO-00034 HAZOP Package #1 - Addition of Flame Arrestors for Oil Mist Eliminator Vent, dated April 25, 2023 and (xiv) the Change Order CO-00035 EFG Package #4 (Water Pipeline Pipe Bridge), dated May 19, 2023 (Portions of this exhibit have been omitted.)

10.2*
Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 1, 2014, between CCL and Endesa S.A. (assignee of Endesa Generacion S.A.), as amended

10.3*	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 7, 2014, between CCL and Endesa S.A., as amended
10.4*
Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to LNG Sale and Purchase Agreement (EOG Early IPM) between CCL and Cheniere Marketing International LLP, dated December 30, 2019, as amended

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 2, 2023	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 2, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)