Form 10-Q
period 2023-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2023-11-02
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this quarterly report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/d	billion cubic feet per day
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DAT	delivered at terminal
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in USD per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG index price, less a fixed liquefaction fee, shipping and other costs
LIBOR	London Interbank Offered Rate
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2023, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
LNG revenues	$874	$1,737	$2,788	$4,668
LNG revenues—affiliate	385	1,126	1,222	2,560
Total revenues	1,259	2,863	4,010	7,228

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(443)	5,929	(3,114)	10,712
Cost of sales—affiliate	41	47	134	95
Operating and maintenance expense	125	119	359	350
Operating and maintenance expense—affiliate	27	28	84	86
Operating and maintenance expense—related party	3	2	7	7
General and administrative expense	2	2	4	6
General and administrative expense—affiliate	11	11	34	27
Depreciation and amortization expense	112	112	336	334
Other	2	1	2	5
Total operating costs and expenses (recoveries)	(120)	6,251	(2,154)	11,622

Income (loss) from operations	1,379	(3,388)	6,164	(4,394)

Other income (expense)
Interest expense, net of capitalized interest	(52)	(106)	(172)	(340)
Loss on modification or extinguishment of debt	—	(6)	(10)	(36)
Other income, net	2	2	7	5
Total other expense	(50)	(110)	(175)	(371)

Net income (loss)	$1,329	$(3,498)	$5,989	$(4,765)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$130	$738
Trade and other receivables, net of current expected credit losses	160	348
Trade receivables—affiliate	184	240
Advances to affiliate	121	132
Inventory	116	178
Current derivative assets	28	12
Margin deposits	1	76
Other current assets, net	23	18
Total current assets	763	1,742

Property, plant and equipment, net of accumulated depreciation	14,567	13,673
Debt issuance costs, net of accumulated amortization	35	40
Derivative assets	509	7
Other non-current assets, net	262	225
Total assets	$16,136	$15,687

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$68	$85
Accrued liabilities	504	901
Accrued liabilities—related party	1	1
Current debt, net of discount and debt issuance costs	—	495
Due to affiliates	35	43
Current derivative liabilities	649	1,374
Other current liabilities	3	1
Total current liabilities	1,260	2,900

Long-term debt, net of discount and debt issuance costs	6,309	6,698
Derivative liabilities	1,151	4,923
Other non-current liabilities	77	78
Other non-current liabilities—affiliate	3	4

Member’s equity	7,336	1,084
Total liabilities and member’s equity	$16,136	$15,687

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (DEFICIT)
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding items shown separately below)	45	45
Contributions of cancelled senior secured notes (see Note 9)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	5,294	5,294
Contributions of cancelled senior secured notes (see Note 9)	2	2
Net income	831	831
Balance at June 30, 2023	6,127	6,127
Contributions	60	60
Distributions	(180)	(180)
Net income	1,329	1,329
Balance at September 30, 2023	$7,336	$7,336

Three and Nine Months Ended September 30, 2022
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity (Deficit)
Balance at December 31, 2021	$1,281	$1,281
Contributions	138	138
Net loss	(740)	(740)
Balance at March 31, 2022	679	679
Contributions	801	801
Contributions of CCL Stage III entity (see Note 2)	(1,482)	(1,482)
Net loss	(527)	(527)
Balance at June 30, 2022	(529)	(529)
Contributions	681	681
Net loss	(3,498)	(3,498)
Balance at September 30, 2022	$(3,346)	$(3,346)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$5,989	$(4,765)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	336	334
Amortization of discount and debt issuance costs	8	15
Loss on modification or extinguishment of debt	10	36
Total losses (gains) on derivative instruments, net	(5,028)	5,754
Net cash provided by (used for) settlement of derivative instruments	13	(106)
Other	3	4
Changes in operating assets and liabilities:
Trade and other receivables	188	(120)
Trade receivables—affiliate	56	(284)
Advances to affiliate	16	(25)
Inventory	58	16
Margin deposits	74	(80)
Accounts payable and accrued liabilities	(451)	462
Due to affiliates	(8)	(1)
Deferred revenue	—	32
Other, net	(35)	(38)
Other, net—affiliate	(1)	—
Net cash provided by operating activities	1,228	1,234

Cash flows from investing activities
Property, plant and equipment, net	(1,184)	(618)
Other	(11)	—
Net cash used in investing activities	(1,195)	(618)

Cash flows from financing activities
Proceeds from issuances of debt	—	440
Repayments of debt	(498)	(2,419)
Debt issuance costs	—	(44)
Debt extinguishment costs	(8)	(18)
Contributions	105	1,583
Distributions	(240)	—
Net cash used in financing activities	(641)	(458)

Net increase (decrease) in restricted cash and cash equivalents	(608)	158
Restricted cash and cash equivalents—beginning of period	738	44
Restricted cash and cash equivalents—end of period	$130	$202

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG.

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2023 and 2022.

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

Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2023.

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

The Contribution was accounted for as a common control transaction as the assets and liabilities were transferred between entities under Cheniere’s control. As a result, the net liability transferred to us was recognized as a contribution in our Consolidated Statements of Member’s Equity (Deficit) and at the historical basis of Cheniere on June 15, 2022 in our Consolidated Balance Sheets. The Contribution was presented prospectively as we have concluded that the Contribution did

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
not represent a change in our reporting entity, primarily as we concluded that CCL Stage III did not constitute a business under FASB topic Accounting Standards Codification 805, Business Combinations. The Merger had no impact on our Consolidated Financial Statements as it occurred between our consolidated subsidiaries.

NOTE 3—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.

As of September 30, 2023 and December 31, 2022, we had $130 million and $738 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements, and additionally, as of December 31, 2022, the balance included $498 million related to the cash contributed from Cheniere for the redemption of the remaining outstanding principal balance of the 7.000% Senior Notes due 2024 (the “2024 CCH Senior Notes”) in January 2023.

NOTE 4—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Trade receivables	$143	$319
Other receivables	17	29
Total trade and other receivables, net of current expected credit losses	$160	$348

NOTE 5—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Materials	$95	$92
LNG	10	53
Natural gas	10	31
Other	1	2
Total inventory	$116	$178

NOTE 6—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
LNG terminal
Terminal and interconnecting pipeline facilities	$13,313	$13,299
Site and related costs	302	302
Construction-in-process	2,699	1,486
Accumulated depreciation	(1,754)	(1,421)
Total LNG terminal, net of accumulated depreciation	14,560	13,666
Fixed assets
Fixed assets	29	26
Accumulated depreciation	(22)	(19)
Total fixed assets, net of accumulated depreciation	7	7
Property, plant and equipment, net of accumulated depreciation	$14,567	$13,673

Depreciation expense was $112 million and $111 million during the three months ended September 30, 2023 and 2022 and $335 million and $332 million during the nine months ended September 30, 2023 and 2022, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—DERIVATIVE INSTRUMENTS

CCL has entered into commodity derivatives consisting of natural gas and power supply contracts, including those under the IPM agreements, for the development, commissioning and operation of the Liquefaction Project and associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

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

The following table shows the fair value of the derivative instruments that are required to be measured at fair value on a recurring basis, by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2023				December 31, 2022
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$6	$55	$(1,324)	$(1,263)	$(54)	$(19)	$(6,205)	$(6,278)

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

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

We include a significant portion of our Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2023:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(1,324)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.245) - $0.638 / $(0.112)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	83% - 422% / 183%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	$(2,356)	$(5,006)	$(6,205)	$(1,221)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	903	(4,123)	4,075	(2,727)
Included in cost of sales, new deals (3)	—	—	3	—
Purchases and settlements:
Purchases (4)	—	1	—	(5,290)
Settlements (5)	128	346	801	457
Transfers out of level 3 (6)	1	1	2	—
Balance, end of period	$(1,324)	$(8,781)	$(1,324)	$(8,781)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$903	$(4,123)	$4,078	$(2,727)

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

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. The firm terms of the Liquefaction Supply Derivatives range up to approximately 15 years, some of which commence upon the satisfaction of certain events or states of affairs.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 7,900 TBtu and 8,532 TBtu as of September 30, 2023 and December 31, 2022, respectively.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	$2	$—	$(5)	$7
Recovery (cost) of sales	1,038	(3,883)	5,033	(5,763)

(1)Does not include the realized value associated with Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	September 30, 2023	December 31, 2022
Consolidated Balance Sheets Location
Current derivative assets	$28	$12
Derivative assets	509	7
Total derivative assets	537	19

Current derivative liabilities	(649)	(1,374)
Derivative liabilities	(1,151)	(4,923)
Total derivative liabilities	(1,800)	(6,297)

Derivative liability, net	$(1,263)	$(6,278)

(1)Does not include collateral posted with counterparties by CCL of $1 million and $76 million as of September 30, 2023 and December 31, 2022, respectively, which are included in margin deposits on our Consolidated Balance Sheets.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2023	December 31, 2022
Gross assets	$989	$19
Offsetting amounts	(452)	—
Net assets	$537	$19

Gross liabilities	$(1,882)	$(6,622)
Offsetting amounts	82	325
Net liabilities	$(1,800)	$(6,297)

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Natural gas purchases	$229	$597
Interest costs and related debt fees	77	150
Liquefaction Project costs	157	103
Other accrued liabilities	41	51
Total accrued liabilities	$504	$901

NOTE 9—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Senior Secured Notes:
2024 CCH Senior Notes	$—	$498
5.875% due 2025	1,491	1,491
5.125% due 2027	1,201	1,271
3.700% due 2029	1,125	1,361
3.788% weighted average rate due 2039	2,539	2,633
Total Senior Secured Notes	6,356	7,254
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”) (1)	—	—
Total debt	6,356	7,254

Current debt, net of discount and debt issuance costs	—	(495)
Long-term portion of unamortized discount and debt issuance costs, net	(47)	(61)
Total long-term debt, net of discount and debt issuance costs	$6,309	$6,698

(1)The CCH Working Capital Facility is classified as short-term debt as we are required to reduce the aggregate outstanding principal amount to zero for a period of five consecutive business days at least once each year.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2023 (in millions):

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
Cancellation of CCH Senior Secured Notes Contributed from Cheniere

During the nine months ended September 30, 2023, Cheniere repurchased $400 million of our Senior Secured Notes due 2027, 2029 and 2039 on the open market, with all of such repurchases immediately contributed to us from Cheniere for no consideration under the equity contribution agreements described in Note 11—Related Party Transactions, and cancelled by us. It was determined that for accounting purposes, Cheniere repurchased the bonds on our behalf as a principal as opposed to as an agent, and thus the debt extinguishment was accounted for as an extinguishment directly with Cheniere. We did not have any repurchases on the open market during the three months ended September 30, 2023 or during the three and nine months ended September 30, 2022.

Additionally, during the nine months ended September 30, 2023, we recorded a net distribution to Cheniere totaling $2 million from associated operating activities, inclusive of a $4 million distribution to Cheniere associated with write off of associated debt issuance costs and discount, offset by a $2 million contribution from Cheniere associated with interest paid by Cheniere on our behalf that was due at the time of the debt repayment. We did not record any such distributions from Cheniere during the three months ended September 30, 2023.

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

As of September 30, 2023, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total interest cost	$81	$119	$245	$356
Capitalized interest	(29)	(13)	(73)	(16)
Total interest expense, net of capitalized interest	$52	$106	$172	$340

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior notes	$6,356	$5,726	$7,254	$6,752

(1)As of both September 30, 2023 and December 31, 2022, $1.7 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers
LNG revenues	$872	$1,737	$2,793	$4,661
LNG revenues—affiliate	385	1,126	1,222	2,560
Total revenues from contracts with customers	1,257	2,863	4,015	7,221
Net derivative gain (loss) (1)	2	—	(5)	7
Total revenues	$1,259	$2,863	$4,010	$7,228

(1)See Note 7—Derivative Instruments for additional information about our derivatives.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2023	2022
Contract assets, net of current expected credit losses	$176	$144

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which we classify as other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2023
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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2023		December 31, 2022
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$50.0	10	$50.9	10
LNG revenues—affiliate	1.1	9	1.2	8
Total revenues	$51.1		$52.1

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
(2)The table above excludes substantially all variable consideration under our SPAs. We omit from the table above all variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that contractually are subject to additional liquefaction capacity beyond what is currently in construction or operation. The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues	46%	73%	48%	70%
LNG revenues—affiliate	78%	89%	78%	87%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$385	$1,022	$1,222	$2,394
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates	—	104	—	166
Total LNG revenues—affiliate	385	1,126	1,222	2,560

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	14	47	43	95
SPAs and Letter Agreements with Cheniere Marketing	27	—	91	—
Total cost of sales—affiliate	41	47	134	95

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	27	28	84	86

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	3	2	7	7

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	11	34	27

(1)This related party is a subsidiary of Cheniere’s equity method investment.

Equity Contribution Agreements

We have equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of CCH’s Senior Secured Notes that Cheniere has repurchased to CCH for no consideration. During the nine months ended September 30, 2023, Cheniere repurchased a total of $400 million of the outstanding principal amount of CCH’s Senior Secured Notes due 2027, 2029 and 2039 on the open market, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us. We did not have any repurchases on the open market during the three months ended September 30, 2023.

NOTE 12—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2023	2022	2023	2022	2023	2022
Customer A	22%	20%	22%	22%	14%	17%
Customer B	15%	15%	15%	15%	*	*
Customer C	16%	15%	14%	14%	*	*
Customer D	*	*	*	*	49%	33%
Customer E	*	13%	*	*	*	*
Customer F	*	12%	*	10%	*	*

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 13—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of cash flow information (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$215	$225
Right-of-use assets obtained in exchange for new operating lease liabilities	1	3
Non-cash investing and financing activity:
Unpaid purchases of property, plant and equipment	164	66
Non-cash conveyance of property, plant and equipment	—	17
Non-cash contributions from affiliates for conveyance of assets	—	7
Cancellation of CCH Senior Secured Notes contributed to us from Cheniere (see Note 9)	400	30

We recorded $1.5 billion of contributions in our Consolidated Statements of Member’s Equity (Deficit) during the nine months ended September 30, 2022 related to the contribution of the CCL Stage III entity to us from Cheniere on June 15, 2022, with such contribution representing a non-cash financing activity. See Note 2—CCL Stage III Contribution and Merger for further discussion.

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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) for seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG.

We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).
Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which the gas producer sells natural gas to us on a global LNG index price, less a fixed liquefaction fee, shipping and other costs. Through our SPAs and IPM agreements, we have contracted approximately 90% of the total anticipated production capacity from the Liquefaction Project with approximately 18 years of weighted average remaining life as of September 30, 2023.

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

Additionally, we are committed to the management of our most important environmental, social and governance (“ESG”) impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG issues, including its collaboration with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of greenhouse gas emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to our long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2023 and through the filing date of this Form 10-Q include the following:
Strategic

•In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the NGA for the Midscale Trains 8 & 9 Project.

Operational

•As of October 26, 2023, over 800 cumulative LNG cargoes totaling approximately 55 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•We received the following upgrades from credit rating agencies, each with a stable outlook:

Date	Previous Rating	Upgraded Rating	Rating Agency
October 2023	BBB-	BBB	S&P Global Ratings
August 2023	Baa3	Baa2	Moody’s Investor Service
July 2023	BBB-	BBB	Fitch Ratings
•In January 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024 (the “2024 CCH Senior Notes”).

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022	Variance	2023	2022	Variance
Revenues
LNG revenues	$874	$1,737	$(863)	$2,788	$4,668	$(1,880)
LNG revenues—affiliate	385	1,126	(741)	1,222	2,560	(1,338)
Total revenues	1,259	2,863	(1,604)	4,010	7,228	(3,218)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(443)	5,929	(6,372)	(3,114)	10,712	(13,826)
Cost of sales—affiliate	41	47	(6)	134	95	39
Operating and maintenance expense	125	119	6	359	350	9
Operating and maintenance expense—affiliate	27	28	(1)	84	86	(2)
Operating and maintenance expense—related party	3	2	1	7	7	—
General and administrative expense	2	2	—	4	6	(2)
General and administrative expense—affiliate	11	11	—	34	27	7
Depreciation and amortization expense	112	112	—	336	334	2
Other	2	1	1	2	5	(3)
Total operating costs and expenses (recoveries)	(120)	6,251	(6,371)	(2,154)	11,622	(13,776)

Income (loss) from operations	1,379	(3,388)	4,767	6,164	(4,394)	10,558

Other income (expense)
Interest expense, net of capitalized interest	(52)	(106)	54	(172)	(340)	168
Loss on modification or extinguishment of debt	—	(6)	6	(10)	(36)	26
Other income, net	2	2	—	7	5	2
Total other expense	(50)	(110)	60	(175)	(371)	196

Net income (loss)	$1,329	$(3,498)	$4,827	$5,989	$(4,765)	$10,754

Operational volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
(in TBtu)	2023	2022	Variance	2023	2022	Variance
Volumes loaded during the current period	186	196	(10)	566	585	(19)
Volumes loaded during the prior period but recognized during the current period	—	—	—	3	—	3
Volumes loaded at our affiliate’s facility	—	—	—	5	—	5
Total volumes recognized in the current period	186	196	(10)	574	585	(11)

Net income (loss)

Substantially all of the favorable variances of $4.8 billion and $10.8 billion for the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022 were attributable to favorable changes in fair value and settlements of derivatives of $4.9 billion and $10.8 billion, respectively, between the periods, of which $1.0 billion and $4.4 billion, respectively, related to non-cash favorable changes in fair value of our IPM agreements where we procure natural gas at a price indexed to international gas prices as a result of lower volatility in international gas prices compared to the same periods of 2022 and declines in international forward commodity curves.

The following is additional discussion of the significant drivers of the variance in net income (loss) by line item:
Revenues

Substantially all of the $1.6 billion and $3.2 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were attributable to $1.5 billion and $3.0 billion decreases, respectively, from lower pricing per MMBtu as a result of decreased Henry Hub pricing.

Operating costs and expenses (recoveries)

The $6.4 billion and $13.8 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$4.9 billion and $10.8 billion favorable variances between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, from changes in fair value and settlements of derivatives included in cost of sales, from $3.9 billion and $5.8 billion of losses in the three and nine months ended September 30, 2022, respectively, to $1.0 billion and $5.0 billion of gains in the three and nine months ended September 30, 2023, respectively, primarily due to decreased international gas prices resulting in non-cash favorable changes in fair value of our commodity derivatives indexed to such prices and, to a lesser extent, an increase in forward notional amount of derivatives due to agreements contributed to us upon the merger of CCL Stage III with and into CCL in June 2022; and
•$1.5 billion and $3.0 billion decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, in cost of sales excluding the effect of derivative changes described above, primarily as a result of $1.3 billion and $2.8 billion, respectively, in decreased cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $60 million and $196 million decreases between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, were primarily attributable to:
•$54 million and $168 million decreases in interest expense, net of capitalized interest, between the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022, as a result of lower debt balances due to repayment of debt, as further detailed under Financing Cash Flows in Sources and Uses of Cash within Liquidity and Capital Resources. Additionally, the decrease in interest expense, net of capitalized interest between the comparable nine month periods is due to a higher portion of total interest costs eligible for capitalization following the issuance of full notice to proceed to Bechtel Energy Inc. (“Bechtel”) on the Corpus Christi Stage 3 Project in June 2022; and
•$26 million decrease in loss on modification or extinguishment of debt between the nine months ended September 30, 2023 as compared to the same period of 2022, primarily due to higher losses recognized from the amendment and restatement of our term loan facility agreement (the “CCH Credit Facility”) and our working capital facility agreement (the “CCH Working Capital Facility”) during the second quarter of 2022 compared to the premiums paid for the early redemption of the 2024 CCH Senior Notes during the nine months ended September 30, 2023 as further described in Overview of Significant Events.

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

September 30, 2023
Restricted cash and cash equivalents designated for the Liquefaction Project	$130
Available commitments under our credit facilities (1):
CCH Credit Facility	3,260
CCH Working Capital Facility	1,345
Total available commitments under our credit facilities	4,605

Total available liquidity	$4,735

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2023. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2023 will be driven by future sources of liquidity and future cash requirements. Future sources of liquidity are expected to be composed of (1) cash receipts from executed contracts, under which we are contractually entitled to future consideration, and (2) additional sources of liquidity, from which we expect to receive cash although the cash is not underpinned by executed contracts. Future cash requirements are expected to be composed of (1) cash payments under executed contracts, under which we are contractually obligated to make payments, and (2) additional cash requirements, under which we expect to make payments although we are not contractually obligated to make the payments under executed contracts. For further discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2022.

Supplemental Guarantor Information

The 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.788% (collectively, the “CCH Senior Secured Notes”) are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

The Guarantors’ guarantees are full and unconditional, subject to certain release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of all or substantially all of the capital stock or the assets of the Guarantors, (2) the designation of the Guarantor as an “unrestricted subsidiary” in accordance with the indentures governing the CCH Senior Secured Notes (the “CCH Indentures”), (3) upon the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indentures and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. In the event of a default in payment of the principal or interest by us, whether at maturity of the CCH Senior Secured Notes or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the Guarantors to enforce the guarantee.

The rights of holders of the CCH Senior Secured Notes against the Guarantors may be limited under the U.S. Bankruptcy Code or federal or state fraudulent transfer or conveyance law. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of the Guarantors. Moreover, this provision may not be effective to protect the guarantee from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.
Summarized financial information about us and the Guarantors as a group is omitted herein because such information would not be materially different from our Consolidated Financial Statements.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2023:

Overall project completion percentage	44.1%
Completion percentage of:
Engineering	74.1%
Procurement	63.3%
Subcontract work	55.9%
Construction	7.5%
Date of expected substantial completion	2Q/3Q 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$1,228	$1,234
Net cash used in investing activities	(1,195)	(618)
Net cash used in financing activities	(641)	(458)
Net increase (decrease) in restricted cash and cash equivalents	$(608)	$158

Operating Cash Flows

The $6 million decrease in operating cash flows between the nine months ended September 30, 2023 and 2022 was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased Henry Hub pricing, which was partially offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.

Investing Cash Flows

Our investing net cash outflows in both years primarily were for the construction costs for the Liquefaction Project. The $577 million increase in 2023 compared to 2022 was primarily due to $1.0 billion of cash outflows during the nine months ended September 30, 2023 related to construction of the Corpus Christi Stage 3 Project following our issuance of full notice to proceed to Bechtel in June 2022 compared to $545 million in the comparable period of 2022. We expect our capital expenditures to increase in future periods as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuances of debt	$—	$440
Repayments of debt	(498)	(2,419)
Debt issuance costs	—	(44)
Debt extinguishment costs	(8)	(18)
Contributions	105	1,583
Distributions	(240)	—
Net cash used in financing activities	$(641)	$(458)
Debt Issuances and Related Financing Costs
The following table shows the issuances of debt, including intra-quarter borrowings (in millions):

	Nine Months Ended September 30,
	2023	2022
CCH Credit Facility	$—	$440
Total debt issuances	$—	$440

Repayments and Related Extinguishment Costs

The following table shows the repayments of debt, including intra-quarter repayments (in millions):

	Nine Months Ended September 30,
	2023	2022
CCH Credit Facility	$—	$(2,169)
CCH Working Capital Facility	—	(250)
2024 CCH Senior Notes	(498)	—
Total repayments of debt	$(498)	$(2,419)

Capital Contributions and Distributions

During the nine months ended September 30, 2023 and 2022, we received cash capital contributions of $105 million and $1.6 billion, respectively, from Cheniere, used to fund working capital and in 2022 to primarily pay down our outstanding debt, and during the nine months ended September 30, 2023 and 2022, we made cash distributions of $240 million and zero, respectively, to Cheniere.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

CCL has commodity derivatives consisting of natural gas supply contracts for the commissioning and operation of the Liquefaction Project (the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	September 30, 2023		December 31, 2022
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(1,263)	$1,246	$(6,278)	$1,684

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
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00036 Payment Milestone Updates (Schedule C-1), dated June 19, 2023, (ii) the Change Order CO-00037 Geotechnical Soils Investigation Period & Security Division of Responsibility Change, dated June 20, 2023, (iii) the Change Order CO-00038 Power Monitoring System (ETAP HMI), dated June 29, 2023 and (iv) the Change Order CO-00039 EFG Firewater Connection, dated June 30, 2023 (Portions of this exhibit have been omitted.)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	November 1, 2023	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	November 1, 2023	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)