Form 10-Q
period 2024-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2024-05-03
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
LNG revenues	$875	$1,093
LNG revenues—affiliate	242	555
Total revenues	1,117	1,648

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	829	(2,540)
Cost of sales—affiliate	1	15
Operating and maintenance expense	131	116
Operating and maintenance expense—affiliate	29	30
Operating and maintenance expense—related party	2	2
General and administrative expense	2	2
General and administrative expense—affiliate	11	12
Depreciation and amortization expense	113	112
Total operating costs and expenses (recoveries)	1,118	(2,251)

Income (loss) from operations	(1)	3,899

Other income (expense)
Interest expense, net of capitalized interest	(37)	(63)
Loss on modification or extinguishment of debt	—	(10)
Other income, net	2	3
Total other expense	(35)	(70)

Net income (loss)	$(36)	$3,829

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$112	$175
Trade and other receivables, net of current expected credit losses	118	180
Trade receivables—affiliate	76	213
Advances to affiliate	125	116
Inventory	111	124
Current derivative assets	20	19
Other current assets, net	16	18
Total current assets	578	845

Property, plant and equipment, net of accumulated depreciation	15,376	14,992
Derivative assets	308	823
Other non-current assets, net	342	316
Total assets	$16,604	$16,976

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$49	$105
Accrued liabilities	342	595
Accrued liabilities—related party	1	1
Due to affiliates	26	49
Current derivative liabilities	325	455
Other current liabilities	21	20
Total current liabilities	764	1,225

Long-term debt, net of unamortized discount and debt issuance costs	6,314	6,311
Derivative liabilities	793	847
Other non-current liabilities	55	58
Other non-current liabilities—affiliate	2	3

Member’s equity	8,676	8,532
Total liabilities and member’s equity	$16,604	$16,976

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	8,532	8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	$8,676	$8,676

Three Months Ended March 31, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding the item shown separately below)	45	45
Non-cash contribution from affiliate (see Note 10)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	$5,294	$5,294
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(36)	$3,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	113	112
Amortization of discount and debt issuance costs	2	3
Loss on modification or extinguishment of debt	—	10
Total losses (gains) on derivative instruments, net	323	(3,406)
Net cash provided by settlement of derivative instruments	7	8
Other	1	4
Changes in operating assets and liabilities:
Trade and other receivables	62	208
Trade receivables—affiliate	137	82
Advances to affiliate	2	37
Inventory	12	58
Accounts payable and accrued liabilities	(221)	(506)
Due to affiliates	(20)	(17)
Total deferred revenue	(5)	—
Other, net	(6)	60
Other, net—affiliate	(1)	—
Net cash provided by operating activities	370	482

Cash flows from investing activities
Property, plant and equipment, net	(599)	(606)
Other	(10)	—
Net cash used in investing activities	(609)	(606)

Cash flows from financing activities
Repayments of debt	—	(498)
Debt extinguishment costs	—	(8)
Contributions	180	45
Distributions	—	(60)
Other	(4)	—
Net cash provided by (used in) financing activities	176	(521)

Net decrease in restricted cash and cash equivalents	(63)	(645)
Restricted cash and cash equivalents—beginning of period	175	738
Restricted cash and cash equivalents—end of period	$112	$93

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which currently has three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks and two marine berths. Additionally, we are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) consisting of seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG.

Through our subsidiary CCP, we also own a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

We are pursuing an expansion project to provide additional liquefaction capacity, and we have commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 10—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2024 and 2023.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280). This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. We plan to adopt this guidance and conform with the applicable disclosures retrospectively when it becomes mandatorily effective for our annual report for the year ending December 31, 2024.

NOTE 2—RESTRICTED CASH AND CASH EQUIVALENTS

Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
As of March 31, 2024 and December 31, 2023, we had $112 million and $175 million of restricted cash and cash equivalents, respectively, for which the usage or withdrawal of such cash is contractually or legally restricted to the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Trade receivables	$111	$164
Other receivables	7	16
Total trade and other receivables, net of current expected credit losses	$118	$180

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Materials	$98	$97
LNG	7	12
Natural gas	6	13
Other	—	2
Total inventory	$111	$124

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$13,338	$13,333
Land	302	302
Construction-in-process	3,699	3,207
Accumulated depreciation	(1,971)	(1,858)
Total LNG terminal, net of accumulated depreciation	15,368	14,984
Fixed assets
Fixed assets	30	30
Accumulated depreciation	(22)	(22)
Total fixed assets, net of accumulated depreciation	8	8
Property, plant and equipment, net of accumulated depreciation	$15,376	$14,992

Depreciation expense was $113 million and $112 million during the three months ended March 31, 2024 and 2023, respectively.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$32	$(822)	$(790)	$7	$35	$(502)	$(460)

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of the natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(822)	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.703) - $0.445 / $(0.174)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	87% - 502% / 194%

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

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$(502)	$(6,205)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	(422)	3,048
Included in cost of sales, new deals (3)	(4)	—
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	106	233
Transfers out of level 3 (6)	—	—
Balance, end of period	$(822)	$(2,924)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(426)	$3,048

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period which continue to exist at the end of the period.
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

Liquefaction Supply Derivatives

CCL holds Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of March 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 7,659 TBtu and 7,774 TBtu as of March 31, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of March 31, 2024.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2024	2023
LNG revenues	$—	$(5)
Recovery (cost) of sales	(323)	3,411

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	March 31, 2024	December 31, 2023
Consolidated Balance Sheets Location
Current derivative assets	$20	$19
Derivative assets	308	823
Total derivative assets	328	842

Current derivative liabilities	(325)	(455)
Derivative liabilities	(793)	(847)
Total derivative liabilities	(1,118)	(1,302)

Derivative liability, net	$(790)	$(460)

(1)Does not include collateral posted with counterparties by CCL of $7 million and $3 million as of March 31, 2024 and December 31, 2023, respectively, which are included in other current assets, net on our Consolidated Balance Sheets.

Consolidated Balance Sheets Presentation

The following table shows the fair value of the derivatives outstanding on a gross and net basis (in millions) for the derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	March 31, 2024	December 31, 2023
Gross assets	$659	$1,184
Offsetting amounts	(331)	(342)
Net assets	$328	$842

Gross liabilities	$(1,192)	$(1,349)
Offsetting amounts	74	47
Net liabilities	$(1,118)	$(1,302)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Natural gas purchases	$145	$260
Interest costs and related debt fees	77	128
Liquefaction Project costs	97	158
Other accrued liabilities	23	49
Total accrued liabilities	$342	$595

NOTE 8—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2024	2023
Senior Secured Notes:
5.875% due 2025 (the “2025 CCH Senior Notes”) (1)	$1,491	$1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039	2,539	2,539
Total Senior Secured Notes	6,356	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	6,356	6,356

Unamortized discount and debt issuance costs	(42)	(45)
Total long-term debt, net of unamortized discount and debt issuance costs	$6,314	$6,311

(1)In April 2024, the approximately $1.5 billion outstanding aggregate principal amount of the 2025 CCH Senior Notes maturing in March 2025 was fully redeemed by Cheniere with cash on hand, pursuant to a redemption notice issued in March 2024. The redemption by Cheniere was accounted for as an equity contribution to us in April 2024; therefore, the outstanding aggregate principal amount of the 2025 CCH Senior Notes was classified as long-term debt as of March 31, 2024.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2024 (in millions):

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

As of March 31, 2024, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Total interest cost	$77	$83
Capitalized interest	(40)	(20)
Total interest expense, net of capitalized interest	$37	$63

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$6,356	$5,977	$6,356	$5,961

(1)As of March 31, 2024 and December 31, 2023, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 9—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers
LNG revenues	$875	$1,098
LNG revenues—affiliate	242	555
Total revenues from contracts with customers	1,117	1,653
Net derivative loss (1)	—	(5)
Total revenues	$1,117	$1,648

(1)See Note 6—Derivative Instruments for additional information about our derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$195	$186

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2024
Deferred revenue, beginning of period	$76
Cash received but not yet recognized in revenue	71
Revenue recognized from prior period deferral	(76)
Deferred revenue, end of period	$71

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$49.0	10	$49.5	10
LNG revenues—affiliate	1.0	9	1.0	9
Total revenues	$50.0		$50.5

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions are considered probable of being met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs, as well as variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt. Additionally, we have excluded variable consideration related to volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2024	2023
LNG revenues	46%	55%
LNG revenues—affiliate	85%	83%

NOTE 10—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$242	$555

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	1	15

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	29	30

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	2	2

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	12

(1)This related party is a subsidiary of Cheniere’s equity method investment.
We had $26 million and $49 million due to affiliates as of March 31, 2024 and December 31, 2023, respectively, under the agreements with affiliates referenced in the above.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 9—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreements. During the three months ended March 31, 2024 and 2023, Cheniere repurchased a total of zero and $398 million, respectively, of certain series of our Senior Secured Notes, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

As described in Note 8—Debt, in April 2024, the approximately $1.5 billion outstanding aggregate principal amount of our 2025 CCH Senior Notes was fully retired by Cheniere with cash on hand pursuant to a redemption notice issued in March 2024 and was accounted for as an equity contribution to us in April 2024.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Customer A	20%	23%	—%	13%
Customer B	13%	14%	—%	*
Customer C	12%	15%	*	*
Customer D	*	*	59%	48%

* Less than 10%
NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$60	$115
Right-of-use assets obtained in exchange for new operating lease liabilities	5	1
Non-cash investing and financing activity:
Unpaid purchases of property, plant and equipment	82	38
Cancellation of Senior Secured Notes contributed to us from Cheniere	—	398

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
•statements relating to our goals, commitments and strategies in relation to environmental matters;
•statements regarding legislative, governmental, regulatory, administrative or other public body actions, approvals, requirements, permits, applications, filings, investigations, proceedings or decisions; and
•any other statements that relate to non-historical or future information.

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

LNG is natural gas (methane) in liquid form. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking, other industrial uses and back up for intermittent energy sources. Natural gas is a cleaner-burning, abundant and affordable source of energy. When LNG is converted back to natural gas, it can be used instead of coal, which reduces the amount of pollution traditionally produced from burning fossil fuels, like sulfur dioxide and particulate matter that enters the air we breathe. Additionally, compared to coal, it produces significantly fewer carbon emissions. By liquefying natural gas, we are able to reduce its volume by 600 times so that we can load it onto special LNG carriers designed to keep the LNG cold and in liquid form for efficient transport overseas.

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which currently has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) consisting of seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. We also own and operate through CCP a 21.5-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project with approximately 17 years of weighted average remaining life as of March 31, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In March 2023, CCL and another subsidiary of Cheniere submitted an application to the FERC under the Natural Gas Act (the “NGA”) for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “Midscale Trains 8 & 9 Project”). The development of the Midscale Trains 8 & 9 Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2023, Cheniere published The Power of Connection, its fourth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:
Operational

•As of April 25, 2024, approximately 910 cumulative LNG cargoes totaling over 60 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In April 2024, the approximately $1.5 billion outstanding aggregate principal amount of our 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) was fully retired by Cheniere with cash on hand pursuant to a redemption notice issued in March 2024.

Results of Operations

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Revenues
LNG revenues	$875	$1,093	$(218)
LNG revenues—affiliate	242	555	(313)
Total revenues	1,117	1,648	(531)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	829	(2,540)	3,369
Cost of sales—affiliate	1	15	(14)
Operating and maintenance expense	131	116	15
Operating and maintenance expense—affiliate	29	30	(1)
Operating and maintenance expense—related party	2	2	—
General and administrative expense	2	2	—
General and administrative expense—affiliate	11	12	(1)
Depreciation and amortization expense	113	112	1
Total operating costs and expenses (recoveries)	1,118	(2,251)	3,369

Income (loss) from operations	(1)	3,899	(3,900)

Other income (expense)
Interest expense, net of capitalized interest	(37)	(63)	26
Loss on modification or extinguishment of debt	—	(10)	10
Other income, net	2	3	(1)
Total other expense	(35)	(70)	35

Net income (loss)	$(36)	$3,829	$(3,865)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
(in TBtu)	2024	2023
Volumes loaded during the current period	184	200
Volumes loaded during the prior period but recognized during the current period	—	3
Total volumes recognized in the current period	184	203
Net income (loss)

Substantially all of the unfavorable variance of $3.9 billion in net income (loss) for the three months ended March 31, 2024 as compared to the same period of 2023 was attributable to unfavorable changes in fair value and settlements of derivatives of $3.7 billion between the periods. The majority of the derivative variance was due to non-recurrence of a prior period gain attributable to our IPM agreements, which changed from a gain of $2.9 billion in the three months ended March 31, 2023 to a loss of $301 million in the three months ended March 31, 2024, due to moderation of changes in volatility in international gas prices during the current period relative to the same period of 2023. Excluding the aforementioned changes in fair value and settlements of derivatives, LNG revenues, net of cost of sales decreased by $156 million between the comparable periods due to decrease in production volume, as described below.

The following is an additional discussion of the significant drivers of the variance in net income (loss) by line item:
Revenues

We had a $531 million decrease in revenues between the three months ended March 31, 2024 as compared to the same period of 2023, of which $380 million was attributable to lower pricing per MMBtu as a result of decreased Henry Hub pricing and $161 million was due to lower production volume, primarily attributable to increased operating and maintenance activities resulting from temporary composition changes in the quality of feed gas received from third parties following a freeze event in the Permian Basin in January 2024.
Operating costs and expenses (recoveries)

The $3.4 billion unfavorable variance between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to a $3.7 billion unfavorable variance from changes in fair value and settlements of derivatives included in cost of sales, from a $3.4 billion gain in the three months ended March 31, 2023 to a $324 million loss in the three months ended March 31, 2024 primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gains in fair value of our commodity derivatives indexed to such prices during the three months ended March 31, 2024, specifically associated with our IPM agreements as described above under the caption Net income (loss). This unfavorable variance was partially offset by a $380 million decrease in cost of sales excluding the effect of derivative changes described above, primarily as a result of a $363 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $35 million decrease in expense between the three months ended March 31, 2024 as compared to the same period of 2023 was primarily attributable to a $26 million decrease in interest expense, net of capitalized interest, primarily due to an increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

March 31, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$112
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,345
Total available commitments under our credit facilities	4,605

Total available liquidity	$4,717

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2024. See Note 8—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Supplemental Guarantor Information

Certain debt obligations of CCH (the “Guaranteed Obligations”) consist of the 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.788% (collectively, the “Senior Secured Notes”) are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

The Guarantors’ guarantees of such obligations are full and unconditional, subject to certain release provisions including (1) the sale, exchange, disposition or transfer (by merger, consolidation or otherwise) of all or substantially all of the capital stock or the assets of the Guarantors, (2) the designation of a Guarantor as an “unrestricted subsidiary” in accordance with the indentures governing the respective debt instruments (the “CCH Indentures”), (3) the legal defeasance or covenant defeasance or discharge of obligations under the CCH Indentures and (4) the release and discharge of the Guarantors pursuant to the Common Security and Account Agreement. In the event of a default in payment of the principal or interest by CCH, whether at maturity of the respective debt instrument or by declaration of acceleration, call for redemption or otherwise, legal proceedings may be instituted against the Guarantors to enforce the guarantee.

The rights of holders of the Guaranteed Obligations against the Guarantors may be limited under the U.S. Bankruptcy Code or federal or state fraudulent transfer or conveyance law. Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or transfer under U.S. federal or state law. However, there can be no assurance as to what standard a court will apply in making a determination of the maximum liability of the Guarantors. Moreover, this provision may not be effective to protect the guarantee from being voided under fraudulent conveyance laws. There is a possibility that the entire guarantee may be set aside, in which case the entire liability may be extinguished.

The Guaranteed Obligations are CCH’s senior secured obligations, ranking senior in right of payment to any and all of CCH’s future indebtedness that is subordinated to the Guaranteed Obligations and equal in right of payment with CCH’s other existing and future indebtedness that is senior and secured by the same collateral securing the Guaranteed Obligations. The obligations of CCH under the Guaranteed Obligations are secured by substantially all of the assets of CCH and the Guarantors, as well as by all membership interests in CCH and each of the Guarantors on a pari passu basis with the CCH Credit Facility and the CCH Working Capital Facility.

Summarized financial information about us and the Guarantors as a group is omitted herein because such information would not be materially different from our Consolidated Financial Statements.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2024:

Overall project completion percentage	55.9%
Completion percentage of:
Engineering	89.3%
Procurement	74.8%
Subcontract work	75.4%
Construction	16.5%
Date of expected substantial completion	1H 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$370	$482
Net cash used in investing activities	(609)	(606)
Net cash provided by (used in) financing activities	176	(521)
Net decrease in restricted cash and cash equivalents	$(63)	$(645)

Operating Cash Flows

The $112 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased Henry Hub pricing and lower production volume as a result of increased operating and maintenance activities compared to the same period of 2023 which was largely offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for the construction costs for the Corpus Christi Stage 3 Project, which were $509 million during the three months ended March 31, 2024 compared to $543 million in the comparable period of 2023. We expect to incur a similar level of capital expenditures in future periods as construction work progresses on the Corpus Christi Stage 3 Project.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2024	2023
Repayments of debt	—	(498)
Debt extinguishment costs	—	(8)
Contributions	180	45
Distributions	—	(60)
Other	(4)	—
Net cash used in financing activities	$176	$(521)

Repayments of Debt
During the three months ended March 31, 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024. We did not have any debt activity during the three months ended March 31, 2024.
Contributions and Distributions

During the three months ended March 31, 2024, we received contributions of $180 million from Cheniere to fund our working capital, as compared to $45 million during the three months ended March 31, 2023 to primarily pay down our outstanding debt. During the three months ended March 31, 2024, we did not make any distributions to Cheniere, as compared to $60 million during the three months ended March 31, 2023.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

	March 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(790)	$1,168	$(460)	$1,165

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00073 Amendment to Add Provisional Sums for the Performance and Attendance Bonus (PAB) and Saturday Work Shift Program, dated November 6, 2023, (ii) the Change Order CO-00074 Q3 2023 Commodity Price Rise and Fall Adjustment (Final Attachment MM Adjustment), dated November 6, 2023, (iii) the Change Order CO-00075 Surcharge Fill Material Transportation, dated October 11, 2023, (iv) the Change Order CO-00076 FERC Package #3 Firewall Layout (310R18), dated November 6, 2023, (v) the Change Order CO-00077 Site Plan Update Package #2 - Re-route Heavy Haul Road, dated November 2, 2023, (vi) the Change Order CO-00078 Firewater Loop Interconnect with CCL Stage 1 and CCL Stage 2, dated December 6, 2023, (vii) the Change Order CO-00079 Refrigerant Loading Manifold Design Changes, dated December 6, 2023, (viii) the Change Order CO-00080 CCL Tank(s) “A”and “C” Tie-in Long Lead Item Purchases Package #2, dated January 26, 2024, (ix) the Change Order CO-00081 CCL Tank(s) “A” and “C” Tie-in Bridging Engineering (Through 29-Mar-2024), dated February 8, 2024, (x) the Change Order CO-00082 ISA 84 Owner Requested Changes, dated January 24, 2024, (xi) the Change Order CO-00083 HAZOP Package #5 (“Phase Three Items”), dated October 19, 2023, (xii) the Change Order CO-00084 CCL Tank(s) “A” and “C” Long-Lead Item Purchases Package #3, dated March 4, 2024, (xiii) the Change Order CO-00085 Site Plan Update Package #3 - Fencing, dated January 17, 2024 (Portions of this exhibit have been omitted.)

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 21, 2024)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 2, 2024	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 2, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)