Form 10-Q
period 2024-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2024-08-08
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$842	$821	$1,717	$1,914
LNG revenues—affiliate	266	282	508	837
Total revenues	1,108	1,103	2,225	2,751

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(105)	(131)	724	(2,671)
Cost of sales—affiliate	46	78	47	93
Operating and maintenance expense	139	118	270	234
Operating and maintenance expense—affiliate	27	27	56	57
Operating and maintenance expense—related party	3	2	5	4
General and administrative expense	1	—	3	2
General and administrative expense—affiliate	10	11	21	23
Depreciation and amortization expense	113	112	226	224
Other operating costs and expenses	4	—	4	—
Total operating costs and expenses (recoveries)	238	217	1,356	(2,034)

Income from operations	870	886	869	4,785

Other income (expense)
Interest expense, net of capitalized interest	(14)	(57)	(51)	(120)
Loss on modification or extinguishment of debt	(3)	—	(3)	(10)
Other income, net	2	2	4	5
Total other expense	(15)	(55)	(50)	(125)

Net income	$855	$831	$819	$4,660

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$151	$175
Trade and other receivables, net of current expected credit losses	170	180
Trade receivables—affiliate	182	213
Advances to affiliate	137	116
Inventory	109	124
Current derivative assets	15	19
Other current assets, net	52	18
Total current assets	816	845

Property, plant and equipment, net of accumulated depreciation	15,803	14,992
Derivative assets	1,125	823
Other non-current assets, net	366	316
Total assets	$18,110	$16,976

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$60	$105
Accrued liabilities	536	595
Accrued liabilities—related party	1	1
Due to affiliates	52	49
Current derivative liabilities	549	455
Other current liabilities	24	20
Total current liabilities	1,222	1,225

Long-term debt, net of unamortized discount and debt issuance costs	4,827	6,311
Derivative liabilities	834	847
Other non-current liabilities	50	58
Other non-current liabilities—affiliate	1	3
Total liabilities	6,934	8,444

Member’s equity	11,176	8,532
Total liabilities and member’s equity	$18,110	$16,976

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	$8,532	$8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	8,676	8,676
Contributions (excluding the item shown separately below)	130	130
Non-cash contribution from affiliate (see Note 7)	1,515	1,515
Net income	855	855
Balance at June 30, 2024	$11,176	$11,176

Three and Six Months Ended June 30, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding the item shown separately below)	45	45
Non-cash contribution from affiliate (see Note 7)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	5,294	5,294
Non-cash contribution from affiliate (see Note 7)	2	2
Net income	831	831
Balance at June 30, 2023	$6,127	$6,127
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$819	$4,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	226	224
Amortization of discount and debt issuance costs	3	6
Loss on modification or extinguishment of debt	3	10
Total gains on derivative instruments, net	(217)	(3,988)
Net cash provided by settlement of derivative instruments	—	10
Other	28	3
Changes in operating assets and liabilities:
Trade and other receivables	11	217
Trade receivables—affiliate	31	127
Advances to affiliate	(10)	42
Inventory	14	63
Accounts payable and accrued liabilities	(124)	(606)
Due to affiliates	3	(5)
Total deferred revenue	(9)	—
Other, net	(53)	45
Other, net—affiliate	(2)	(1)
Net cash provided by operating activities	723	807

Cash flows from investing activities
Property, plant and equipment, net	(1,029)	(871)
Other	(19)	(1)
Net cash used in investing activities	(1,048)	(872)

Cash flows from financing activities
Repayments of debt	—	(498)
Debt extinguishment costs	—	(8)
Contributions	310	45
Distributions	—	(60)
Other	(9)	—
Net cash provided by (used in) financing activities	301	(521)

Net decrease in restricted cash and cash equivalents	(24)	(586)
Restricted cash and cash equivalents—beginning of period	175	738
Restricted cash and cash equivalents—end of period	$151	$152

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2024 and 2023.

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

Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Trade receivables	$157	$164
Other receivables	13	16
Total trade and other receivables, net of current expected credit losses	$170	$180

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Materials	$98	$97
LNG	6	12
Natural gas	5	13
Other	—	2
Total inventory	$109	$124

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$13,359	$13,333
Land	302	302
Construction-in-process	4,218	3,207
Accumulated depreciation	(2,083)	(1,858)
Total LNG terminal, net of accumulated depreciation	15,796	14,984
Fixed assets
Fixed assets	30	30
Accumulated depreciation	(23)	(22)
Total fixed assets, net of accumulated depreciation	7	8
Property, plant and equipment, net of accumulated depreciation	$15,803	$14,992

Depreciation expense was $113 million and $111 million during the three months ended June 30, 2024 and 2023 and $226 million and $223 million during the six months ended June 30, 2024 and 2023, respectively.

NOTE 5—DERIVATIVE INSTRUMENTS

We have entered into commodity derivatives consisting of natural gas and power supply contracts, including those under the IPM agreements, for the development, commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

We recognize our derivative instruments as either assets or liabilities and measure those instruments at fair value. None of our derivative instruments are designated as cash flow, fair value or net investment hedging instruments, and changes in fair value are recorded within our Consolidated Statements of Operations to the extent not utilized for the commissioning process, in which case such changes are capitalized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(13)	$4	$(234)	$(243)	$7	$35	$(502)	$(460)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2024:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(234)	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.063) - $0.445 / $(0.238)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	82% - 394% / 184%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	$(822)	$(2,924)	$(502)	$(6,205)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	511	462	66	3,402
Included in cost of sales, new deals (3)	—	—	(2)	4
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	77	104	204	440
Transfers out of level 3 (6)	—	2	—	3
Balance, end of period	$(234)	$(2,356)	$(234)	$(2,356)
Favorable changes in fair value relating to instruments still held at the end of the period	$511	$462	$64	$3,406

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume.  See settlements line item in this table.
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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of June 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 7,467 TBtu and 7,774 TBtu as of June 30, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of June 30, 2024.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LNG revenues	$2	$(2)	$2	$(7)
Recovery (cost) of sales	538	584	215	3,995

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

Fair Value and Location of Derivative Assets and Liabilities on the Consolidated Balance Sheets

All existing counterparty derivative contracts provide for the unconditional right of set-off in the event of default. We have elected to report derivative assets and liabilities arising from those derivative contracts with the same counterparty and the unconditional contractual right of set-off on a net basis. The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when the derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet its commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	June 30, 2024	December 31, 2023
Consolidated Balance Sheets Location
Current derivative assets	$15	$19
Derivative assets	1,125	823
Total derivative assets	1,140	842

Current derivative liabilities	(549)	(455)
Derivative liabilities	(834)	(847)
Total derivative liabilities	(1,383)	(1,302)

Derivative liability, net	$(243)	$(460)

(1)Does not include collateral posted with counterparties by CCL of $22 million and $3 million as of June 30, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Consolidated Balance Sheets.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	June 30, 2024	December 31, 2023
Gross assets	$1,474	$1,184
Offsetting amounts	(334)	(342)
Net assets	$1,140	$842

Gross liabilities	$(1,463)	$(1,349)
Offsetting amounts	80	47
Net liabilities	$(1,383)	$(1,302)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Natural gas purchases	$209	$260
Liquefaction Project costs	199	158
Interest costs and related debt fees	84	128
Other accrued liabilities	44	49
Total accrued liabilities	$536	$595

NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2024	2023
Senior Secured Notes:
5.875% due 2025 (the “2025 CCH Senior Notes”)	$—	$1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039	2,539	2,539
Total Senior Secured Notes	4,865	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	6,356

Unamortized discount and debt issuance costs	(38)	(45)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,827	$6,311

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2024 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	110
Available commitment	$3,260	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.10% - 0.20%
Maturity date	(2)	June 15, 2027

(1)The margin on the interest rate and the commitment fees is subject to change based on the applicable entity’s credit rating.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

Contribution from Cheniere for Extinguishment of Senior Secured Notes

During the three and six months ended June 30, 2024, Cheniere fully retired $1.5 billion outstanding aggregate principal amount of our 2025 CCH Senior Notes. During the three and six months ended June 30, 2023, Cheniere repurchased $2 million and $400 million, respectively, of certain series of our Senior Secured Notes on the open market, which were subsequently cancelled by us. Additionally, Cheniere paid interest on our behalf that was due at the time of the respective debt repayments of $23 million during both the three and six months ended June 30, 2024 and $2 million during the six months ended June 30, 2023. Additionally, we recorded a non-cash charge through equity of $4 million during the six months ended June 30, 2023 associated with the debt extinguishments.

The aforementioned debt extinguishment activities by Cheniere on our behalf were in accordance with the Equity Contribution Agreements, as noted in Note 9—Related Party Transactions, and recorded as net contributions from Cheniere to us, for which we received no consideration, within our Consolidated Statements of Member’s Equity.

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

As of June 30, 2024, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total interest cost	$55	$81	$132	$164
Capitalized interest	(41)	(24)	(81)	(44)
Total interest expense, net of capitalized interest	$14	$57	$51	$120

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$4,865	$4,445	$6,356	$5,961

(1)As of June 30, 2024 and December 31, 2023, $1.7 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$840	$823	$1,715	$1,921
LNG revenues—affiliate	266	282	508	837
Total revenues from contracts with customers	1,106	1,105	2,223	2,758
Net derivative gain (loss) (see Note 5)	2	(2)	2	(7)
Total revenues	$1,108	$1,103	$2,225	$2,751

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$205	$186

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2024
Deferred revenue, beginning of period	$76
Cash received but not yet recognized in revenue	3
Revenue recognized from prior period deferral	(12)
Deferred revenue, end of period	$67

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$48.7	9	$49.5	10
LNG revenues—affiliate	1.0	9	1.0	9
Total revenues	$49.7		$50.5

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

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LNG revenues	39%	41%	43%	49%
LNG revenues—affiliate	85%	68%	85%	78%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$266	$282	$508	$837

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	14	1	29
Cheniere Marketing Agreements	46	64	46	64
Total cost of sales—affiliate	46	78	47	93

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	27	27	56	57

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	3	2	5	4

General and administrative expense—affiliate
Services Agreements (see Note 1)	10	11	21	23

(1)This related party is a subsidiary of Cheniere’s equity method investment.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreements. During the three and six months ended June 30, 2024 and 2023, we received contributions from Cheniere under the Equity Contribution Agreements, as further described in Note 7—Debt.

NOTE 10—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	21%	21%	21%	22%	*	13%
Customer B	14%	17%	14%	15%	*	*
Customer C	12%	12%	12%	14%	*	*
Customer D	*	*	*	*	52%	48%

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$65	$220
Non-cash investing and financing activity (1):
Unpaid purchases of property, plant and equipment	193	27
Contribution from Cheniere for extinguishment of Senior Secured Notes (see Note 7—Debt)	1,491	400

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project with approximately 17 years of weighted average remaining life as of June 30, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

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

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:
Operational

•As of August 2, 2024, approximately 970 cumulative LNG cargoes totaling over 65 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In April 2024, the approximately $1.5 billion outstanding aggregate principal amount of our 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) was fully retired by Cheniere with cash on hand pursuant to a redemption notice issued in March 2024.
•In July 2024, Fitch Ratings upgraded our issuer credit rating to BBB+ from BBB with a stable outlook.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$842	$821	$21	$1,717	$1,914	$(197)
LNG revenues—affiliate	266	282	(16)	508	837	(329)
Total revenues	1,108	1,103	5	2,225	2,751	(526)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	(105)	(131)	26	724	(2,671)	3,395
Cost of sales—affiliate	46	78	(32)	47	93	(46)
Operating and maintenance expense	139	118	21	270	234	36
Operating and maintenance expense—affiliate	27	27	—	56	57	(1)
Operating and maintenance expense—related party	3	2	1	5	4	1
General and administrative expense	1	—	1	3	2	1
General and administrative expense—affiliate	10	11	(1)	21	23	(2)
Depreciation and amortization expense	113	112	1	226	224	2
Other operating costs and expenses	4	—	4	4	—	4
Total operating costs and expenses (recoveries)	238	217	21	1,356	(2,034)	3,390

Income from operations	870	886	(16)	869	4,785	(3,916)

Other income (expense)
Interest expense, net of capitalized interest	(14)	(57)	43	(51)	(120)	69
Loss on modification or extinguishment of debt	(3)	—	(3)	(3)	(10)	7
Other income, net	2	2	—	4	5	(1)
Total other expense	(15)	(55)	40	(50)	(125)	75

Net income	$855	$831	$24	$819	$4,660	$(3,841)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30,			Six Months Ended June 30,
(in TBtu)	2024	2023	Variance	2024	2023	Variance
Volumes loaded during the current period	180	180	—	364	380	(16)
Volumes loaded during the prior period but recognized during the current period	—	—	—	—	3	(3)
Volumes loaded at our affiliate’s facility	—	5	(5)	—	5	(5)
Total volumes recognized in the current period	180	185	(5)	364	388	(24)
Net income

The favorable variance of $24 million between the three months ended June 30, 2024 and 2023 was mostly attributable to a decrease in interest expense, net of capitalized interest, due to lower overall interest cost resulting from debt reduction activities and increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction, partially offset by increased operating and maintenance expense resulting from increased operations and maintenance activities, including an increase in consumables and chemicals cost. Substantially all of the decline in net income of $3.8 billion for the six months ended June 30, 2024 as compared to the same period of 2023 was attributable to unfavorable changes in fair value and settlements of derivatives of $3.8 billion, principally attributable to our IPM agreements, where the associated gains decreased from $3.4 billion in the six months ended June 30, 2023 to $377 million in the six months ended June 30, 2024, due to the impact on fair value of moderating changes in volatility in international gas prices during the current period relative to the same period of 2023. Excluding the aforementioned changes in fair value and settlements of derivatives, LNG revenues, net of cost of sales for the six months ended June 30, 2024 as compared to the same period of 2023 decreased by $105 million between the comparable periods due to a decrease in production volume and lower pricing per MMBtu as a result of decreased Henry Hub pricing, as described below.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

Revenues remained relatively consistent between the three months ended June 30, 2024 and 2023. We had a $526 million decrease in revenues between the six months ended June 30, 2024 and 2023, of which $375 million was attributable to lower pricing per MMBtu as a result of a decrease in revenues attributable to declining Henry Hub pricing, and $165 million was due to lower production volume, primarily attributable to increased operating and maintenance activities resulting from temporary composition changes in the quality of feed gas received from third parties following a freeze event in the Permian Basin in January 2024.
Operating costs and expenses (recoveries)

The unfavorable variance of $21 million between the three months ended June 30, 2024 and 2023 was mostly attributable to increased operating and maintenance expense resulting from increased operations and maintenance activities, including an increase in consumables and chemicals cost. Substantially all of the unfavorable variance of $3.4 billion between the six months ended June 30, 2024 and 2023 was attributable to a $3.8 billion decrease in gains from changes in fair value of derivatives included in cost of sales, from $4.0 billion in the six months ended June 30, 2023 to $217 million in the six months ended June 30, 2024, primarily due to moderating volatility in international gas prices during the current period resulting in decreased non-cash gains in fair value of our commodity derivatives indexed to such prices during the six months ended June 30, 2024, specifically associated with our IPM agreements as described above under the caption Net income. This unfavorable variance was partially offset by a $430 million decrease in cost of sales excluding the effect of derivative changes described above between the six month periods, primarily as a result of a $418 million decrease in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $40 million and $75 million favorable variances between the three and six months ended June 30, 2024, respectively, as compared to the same periods of 2023 were primarily attributable to $43 million and $69 million decreases, respectively, in interest expense, net of capitalized interest, as a result of activities described in Net Income above.

Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives, as applicable, incorporates market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

June 30, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$151
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,801

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2024. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Supplemental Guarantor Information

Certain debt obligations of CCH (the “Guaranteed Obligations”), consisting of the 5.875% Senior Secured Notes due 2025, 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.788% (collectively, the “Senior Secured Notes”), are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

The Guaranteed Obligations contain affirmative and negative covenants that are customary for the respective debt instrument, including, with limited exceptions, restrictions on CCH’s and the CCH Guarantors’ ability to incur additional indebtedness and/or liens, enter into hedging arrangements and/or engage in transactions with affiliates. The Guaranteed Obligations also include events of default that are customary for the respective debt instrument, which are subject to customary grace periods and materiality standards.

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of June 30, 2024:

Overall project completion percentage	62.4%
Completion percentage of:
Engineering	93.7%
Procurement	80.3%
Subcontract work	83.9%
Construction	24.4%
Date of expected substantial completion	1H 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$723	$807
Net cash used in investing activities	(1,048)	(872)
Net cash provided by (used in) financing activities	301	(521)
Net decrease in restricted cash and cash equivalents	$(24)	$(586)

Operating Cash Flows

The $84 million decrease between the periods was primarily related to lower cash receipts from the sale of LNG cargoes from lower pricing per MMBtu as a result of decreased Henry Hub pricing and lower production volume as a result of increased operating and maintenance activities compared to the same period of 2023 which was largely offset by lower cash outflows for natural gas feedstock, mostly due to lower U.S. natural gas prices.
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for the construction costs for the Corpus Christi Stage 3 Project, which were $909 million during the six months ended June 30, 2024 compared to $729 million in the comparable period of 2023. We expect to incur a similar level of capital expenditures in the second half of the year as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2024	2023
Repayments of debt	$—	$(498)
Debt extinguishment costs	—	(8)
Contributions	310	45
Distributions	—	(60)
Other	(9)	—
Net cash provided by (used in) financing activities	$301	$(521)
Repayments of Debt
We did not make any repayments of debt during the six months ended June 30, 2024. During the six months ended June 30, 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024.
Contributions and Distributions

During the six months ended June 30, 2024, we received contributions of $310 million from Cheniere to fund our working capital, as compared to $45 million during the six months ended June 30, 2023 to primarily pay down our outstanding debt. During the six months ended June 30, 2024, we did not make any distributions to Cheniere, as compared to $60 million during the six months ended June 30, 2023.

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

	June 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(243)	$1,127	$(460)	$1,165

See Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements for additional details about our derivative instruments.

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
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00086 CCL Tanks “A” and “C” Engineering, Procurement and Construction, dated March 15, 2024, (ii) the Change Order CO-00087 HAZOP Package #6 (“Phase Four Items”), dated January 1, 2024, (iii) the Change Order CO-00088 FERC & PHMSA (DOT) Support Hours (Through to Period 24-Dec-2023), dated February 2, 2024, and (iv) the Change Order CO-00089 30PK-3301A/B/C Firewater Pump Protection - Blast Analysis, Design and Calculation Report, dated May 7, 2024 (Portions of this exhibit have been omitted.)

10.2*	First Amendment to Second A&R Term Loan Facility Agreement, dated April 19, 2024
10.3*	First Amendment to Second A&R Common Terms Agreement, dated April 19, 2024
10.4*	First Amendment to Second A&R Common Security and Account Agreement, dated April 19, 2024
10.5*	First Amendment to Second A&R Working Capital Facility Agreement, dated April 19, 2024
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 21, 2024)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 7, 2024	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 7, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)