Form 10-Q
period 2024-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2024-10-31
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to “CCH,” the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
LNG revenues	$885	$874	$2,602	$2,788
LNG revenues—affiliate	335	385	843	1,222
Total revenues	1,220	1,259	3,445	4,010

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	192	(443)	916	(3,114)
Cost of sales—affiliate	25	41	72	134
Operating and maintenance expense	125	125	395	359
Operating and maintenance expense—affiliate	28	27	84	84
Operating and maintenance expense—related party	10	3	15	7
General and administrative expense	3	2	6	4
General and administrative expense—affiliate	11	11	32	34
Depreciation and amortization expense	115	112	341	336
Other operating costs and expenses	—	2	4	2
Total operating costs and expenses (recoveries)	509	(120)	1,865	(2,154)

Income from operations	711	1,379	1,580	6,164

Other income (expense)
Interest expense, net of capitalized interest	(8)	(52)	(59)	(172)
Loss on modification or extinguishment of debt	—	—	(3)	(10)
Other income, net	3	2	7	7
Total other expense	(5)	(50)	(55)	(175)

Net income	$706	$1,329	$1,525	$5,989

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Restricted cash and cash equivalents	$78	$175
Trade and other receivables, net of current expected credit losses	153	180
Trade receivables—affiliate	171	213
Advances to affiliate	128	116
Inventory	117	124
Current derivative assets	12	19
Prepaid expenses	19	13
Other current assets, net	18	5
Total current assets	696	845

Property, plant and equipment, net of accumulated depreciation	16,010	14,992
Derivative assets	1,597	823
Other non-current assets, net	414	316
Total assets	$18,717	$16,976

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$70	$105
Accrued liabilities	375	595
Accrued liabilities—related party	3	1
Due to affiliates	36	49
Current derivative liabilities	552	455
Other current liabilities	24	20
Total current liabilities	1,060	1,225

Long-term debt, net of unamortized discount and debt issuance costs	4,829	6,311
Derivative liabilities	961	847
Other non-current liabilities	45	58
Other non-current liabilities—affiliate	1	3
Total liabilities	6,896	8,444

Member’s equity	11,821	8,532
Total liabilities and member’s equity	$18,717	$16,976

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	$8,532	$8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	8,676	8,676
Contributions (excluding the item shown separately below)	130	130
Non-cash contribution from affiliate (see Note 7)	1,515	1,515
Net income	855	855
Balance at June 30, 2024	11,176	11,176
Contributions (excluding the item shown separately below)	105	105
Non-cash asset contribution from Cheniere (see Note 9)	34	34
Distributions	(200)	(200)
Net income	706	706
Balance at September 30, 2024	$11,821	$11,821

Three and Nine Months Ended September 30, 2023
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding the item shown separately below)	45	45
Non-cash contribution from affiliate (see Note 7)	396	396
Distributions	(60)	(60)
Net income	3,829	3,829
Balance at March 31, 2023	5,294	5,294
Non-cash contribution from affiliate (see Note 7)	2	2
Net income	831	831
Balance at June 30, 2023	6,127	6,127
Contributions	60	60
Distributions	(180)	(180)
Net income	1,329	1,329
Balance at September 30, 2023	$7,336	$7,336

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$1,525	$5,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	341	336
Amortization of discount and debt issuance costs	7	8
Loss on modification or extinguishment of debt	3	10
Total gains on derivative instruments, net	(553)	(5,028)
Net cash provided by (used for) settlement of derivative instruments	(3)	13
Interest expense relieved by parent	23	2
Other	6	1
Changes in operating assets and liabilities:
Trade and other receivables	28	188
Trade receivables—affiliate	43	56
Inventory	7	58
Other current assets	(14)	76
Accounts payable and accrued liabilities	(174)	(451)
Accrued liabilities—related party	2	—
Total deferred revenue	(14)	—
Other non-current assets	(30)	(31)
Other, net	(7)	(6)
Other, net—affiliate	(13)	7
Net cash provided by operating activities	1,177	1,228

Cash flows from investing activities
Property, plant and equipment, net	(1,455)	(1,184)
Other	(20)	(11)
Net cash used in investing activities	(1,475)	(1,195)

Cash flows from financing activities
Repayments of debt	—	(498)
Debt extinguishment costs	—	(8)
Contributions	415	105
Distributions	(200)	(240)
Other	(14)	—
Net cash provided by (used in) financing activities	201	(641)

Net decrease in restricted cash and cash equivalents	(97)	(608)
Restricted cash and cash equivalents—beginning of period	175	738
Restricted cash and cash equivalents—end of period	$78	$130

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

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2024 and 2023.

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

Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2024.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Trade receivables	$134	$164
Other receivables	19	16
Total trade and other receivables, net of current expected credit losses	$153	$180

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Materials	$104	$97
LNG	8	12
Natural gas	5	13
Other	—	2
Total inventory	$117	$124

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$13,397	$13,333
Land	302	302
Construction-in-process	4,500	3,207
Accumulated depreciation	(2,195)	(1,858)
Total LNG terminal, net of accumulated depreciation	16,004	14,984
Fixed assets
Fixed assets	30	30
Accumulated depreciation	(24)	(22)
Total fixed assets, net of accumulated depreciation	6	8
Property, plant and equipment, net of accumulated depreciation	$16,010	$14,992

Depreciation expense was $113 million and $112 million during the three months ended September 30, 2024 and 2023 and $339 million and $335 million during the nine months ended September 30, 2024 and 2023, respectively.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$(7)	$(5)	$108	$96	$7	$35	$(502)	$(460)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2024:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$108	Market approach incorporating present value techniques	Henry Hub basis spread	$(1.230) - $0.110 / $(0.283)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	82% - 411% / 186%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	$(234)	$(2,356)	$(502)	$(6,205)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	210	903	307	4,075
Included in cost of sales, new deals (3)	(6)	—	(6)	3
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	135	128	307	801
Transfers out of level 3 (6)	3	1	2	2
Balance, end of period	$108	$(1,324)	$108	$(1,324)
Favorable changes in fair value relating to instruments still held at the end of the period	$204	$903	$301	$4,078

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of September 30, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 7,281 TBtu and 7,774 TBtu as of September 30, 2024 and December 31, 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2024 and December 31, 2023.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues	$(2)	$2	$—	$(5)
Cost of sales	338	1,038	553	5,033

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

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of (1)
	September 30, 2024	December 31, 2023
Consolidated Balance Sheets Location
Current derivative assets	$12	$19
Derivative assets	1,597	823
Total derivative assets	1,609	842

Current derivative liabilities	(552)	(455)
Derivative liabilities	(961)	(847)
Total derivative liabilities	(1,513)	(1,302)

Derivative asset (liability), net	$96	$(460)

(1)Does not include collateral posted with counterparties by us of $16 million and $3 million as of September 30, 2024 and December 31, 2023, respectively, which is included in other current assets, net on our Consolidated Balance Sheets.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Consolidated Balance Sheets Presentation

The following table shows the fair value of our derivatives outstanding on a gross and net basis (in millions) for our derivative instruments that are presented on a net basis on our Consolidated Balance Sheets:

	Liquefaction Supply Derivatives
	September 30, 2024	December 31, 2023
Gross assets	$2,705	$1,184
Offsetting amounts	(1,096)	(342)
Net assets	$1,609	$842

Gross liabilities	$(1,534)	$(1,349)
Offsetting amounts	21	47
Net liabilities	$(1,513)	$(1,302)

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Natural gas purchases	$196	$260
Liquefaction Project costs	79	158
Interest costs and related debt fees	55	128
Other accrued liabilities	45	49
Total accrued liabilities	$375	$595

NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2024	2023
Senior Secured Notes:
5.875% due 2025 (the “2025 CCH Senior Notes”)	$—	$1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	6,356

Unamortized discount and debt issuance costs	(36)	(45)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,829	$6,311

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2024 (in millions):

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

Contributions from Cheniere for Extinguishment of Senior Secured Notes

During the nine months ended September 30, 2024, Cheniere fully retired $1.5 billion outstanding aggregate principal amount of our 2025 CCH Senior Notes. During the nine months ended September 30, 2023, Cheniere repurchased $400 million of certain series of our Senior Secured Notes on the open market, which were subsequently cancelled by us. Additionally, Cheniere paid interest on our behalf that was due at the time of the respective debt repayments of $23 million and $2 million during the nine months ended September 30, 2024 and 2023, respectively. Additionally, we recorded a non-cash charge through equity of $4 million during the nine months ended September 30, 2023 associated with the debt extinguishments.

The aforementioned debt extinguishment activities by Cheniere on our behalf were in accordance with the Equity Contribution Agreements, as noted in Note 9—Related Party Transactions, and recorded as net contributions from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity.

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

As of September 30, 2024, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total interest cost	$53	$81	$185	$245
Capitalized interest	(45)	(29)	(126)	(73)
Total interest expense, net of capitalized interest	$8	$52	$59	$172

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$4,865	$4,576	$6,356	$5,961

(1)As of September 30, 2024 and December 31, 2023, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes are classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$887	$872	$2,602	$2,793
LNG revenues—affiliate	335	385	843	1,222
Total revenues from contracts with customers	1,222	1,257	3,445	4,015
Net derivative gain (loss) (see Note 5)	(2)	2	—	(5)
Total revenues	$1,220	$1,259	$3,445	$4,010

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$214	$186

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2024
Deferred revenue, beginning of period	$76
Cash received but not yet recognized in revenue	62
Revenue recognized from prior period deferral	(76)
Deferred revenue, end of period	$62

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$48.2	9	$49.5	10
LNG revenues—affiliate	0.9	9	1.0	9
Total revenues	$49.1		$50.5

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

The following table summarizes the amount of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues	44%	46%	43%	48%
LNG revenues—affiliate	84%	78%	85%	78%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$335	$385	$843	$1,222

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	14	1	43
Cheniere Marketing Agreements	25	27	71	91
Total cost of sales—affiliate	25	41	72	134

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	28	27	84	84

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	10	3	15	7

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	11	32	34

(1)These agreements are with related parties through Cheniere’s equity method investments.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.

During the three and nine months ended September 30, 2024, Cheniere sold certain physical assets to a related party to support future natural gas transportation services to be provided to us involving such assets. Cheniere then contributed to us $34 million of other non-current assets obtained in the transaction.

See our annual report on Form 10-K for the fiscal year ended December 31, 2023 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreements. During the nine months ended September 30, 2024 and 2023, we received contributions from Cheniere under the Equity Contribution Agreements, as further described in Note 7—Debt.

NOTE 10—CUSTOMER CONCENTRATION

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2024	2023	2024	2023	2024	2023
Customer A	17%	22%	19%	22%	*	13%
Customer B	13%	15%	13%	15%	*	*
Customer C	16%	16%	13%	14%	10%	*
Customer D	*	*	*	*	55%	48%

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$122	$215
Non-cash investing and financing activity:
Unpaid purchases of property, plant and equipment, net (1)	60	164
Contributions from Cheniere for extinguishment of Senior Secured Notes (see Note 7) (1)	1,491	400
Conveyance of other non-current assets from Cheniere for infrastructure support (see Note 9)	34	—

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

Our long-term customer arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. We have contracted most of our anticipated production capacity under SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and under IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project with approximately 17 years of weighted average remaining life as of September 30, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In March 2023, CCL and another subsidiary of Cheniere submitted an application to the FERC under the Natural Gas Act (the “NGA”) for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). The development of the Midscale Trains 8 & 9 Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Additionally, we are committed to the management of our most important ESG impacts, risks and opportunities. In August 2024, Cheniere published Energy Secured, Benefits Delivered, its fifth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on ESG matters. Cheniere’s CR report is available at cheniere.com/our-responsibility/reporting-center. Information on Cheniere’s website, including the CR report, is not incorporated by reference into this Quarterly Report on Form 10-Q.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2024, a positive Environmental Assessment was received from the FERC relating to the CCL Midscale Trains 8 & 9 Project. All remaining necessary regulatory approvals for the project are expected to be received in 2025.

Operational

•As of October 25, 2024, approximately 1,020 cumulative LNG cargoes totaling approximately 70 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Financial

•In April 2024, the approximately $1.5 billion outstanding aggregate principal amount of our 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”) was fully retired by Cheniere with cash on hand pursuant to a redemption notice issued in March 2024.
•In July 2024, Fitch Ratings upgraded our issuer credit rating to BBB+ from BBB with a stable outlook.
•In October 2024, S&P Global Ratings changed the outlook of our senior secured debt rating to positive from stable.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	Variance	2024	2023	Variance
Revenues
LNG revenues	$885	$874	$11	$2,602	$2,788	$(186)
LNG revenues—affiliate	335	385	(50)	843	1,222	(379)
Total revenues	1,220	1,259	(39)	3,445	4,010	(565)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	192	(443)	635	916	(3,114)	4,030
Cost of sales—affiliate	25	41	(16)	72	134	(62)
Operating and maintenance expense	125	125	—	395	359	36
Operating and maintenance expense—affiliate	28	27	1	84	84	—
Operating and maintenance expense—related party	10	3	7	15	7	8
General and administrative expense	3	2	1	6	4	2
General and administrative expense—affiliate	11	11	—	32	34	(2)
Depreciation and amortization expense	115	112	3	341	336	5
Other operating costs and expenses	—	2	(2)	4	2	2
Total operating costs and expenses (recoveries)	509	(120)	629	1,865	(2,154)	4,019

Income from operations	711	1,379	(668)	1,580	6,164	(4,584)

Other income (expense)
Interest expense, net of capitalized interest	(8)	(52)	44	(59)	(172)	113
Loss on modification or extinguishment of debt	—	—	—	(3)	(10)	7
Other income, net	3	2	1	7	7	—
Total other expense	(5)	(50)	45	(55)	(175)	120

Net income	$706	$1,329	$(623)	$1,525	$5,989	$(4,464)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30,			Nine Months Ended September 30,
(in TBtu)	2024	2023	Variance	2024	2023	Variance
Volumes loaded during the current period	191	186	5	555	566	(11)
Volumes loaded during the prior period but recognized during the current period	—	—	—	—	3	(3)
Volumes loaded at our affiliate’s facility	—	—	—	—	5	(5)
Total volumes recognized in the current period	191	186	5	555	574	(19)
Net income

Net income declined by $623 million and $4.5 billion between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 primarily as a result of unfavorable changes in fair value of derivatives of $699 million and $4.5 billion, respectively, principally attributable to our IPM agreements, mainly due to the nonrecurrence of significant declines of historic volatility in international gas prices and moderated and sustained spot prices in the current period relative to the same period of 2023. The remaining changes in fair value of derivatives were primarily due to an unfavorable shift in long-term U.S. natural gas forward prices.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

We had $39 million and $565 million decreases in revenues between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, which was primarily attributable to $40 million and $420 million decreases, respectively, from lower pricing per MMBtu as a result of declining Henry Hub pricing. Between the comparable nine month periods, there was a further $147 million decrease from lower production volume, primarily attributable to increased maintenance activities resulting from temporary composition changes in the quality of feed gas received from third parties following a freeze event in the Permian Basin in January 2024.
Operating costs and expenses (recoveries)

The increase in operating costs and expenses of $629 million and $4.0 billion between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023, was attributable to $696 million and $4.5 billion decreases, respectively, in gains from changes in fair value of derivatives included in cost of sales, as described above under the caption Net income. The unfavorable variances were partially offset by $79 million and $510 million decreases in cost of sales excluding the effect of derivative changes described above between the three and nine month periods, respectively, compared to the same periods of 2023, primarily as a result of $76 million and $494 million decreases, respectively, in cost of natural gas feedstock largely due to lower U.S. natural gas prices.

Other income (expense)

The $45 million and $120 million favorable variances between the three and nine months ended September 30, 2024, respectively, as compared to the same periods of 2023 were primarily attributable to $44 million and $113 million decreases, respectively, in interest expense, net of capitalized interest, due to lower overall interest cost resulting from debt reduction activities and increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction.

Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments are utilized to manage our exposure to commodity-related marketing and price risks and are reported at fair value on our Consolidated Financial Statements. For commodity derivative instruments related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

September 30, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$78
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,728

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2024. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2024 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

Supplemental Guarantor Information

Certain debt obligations of CCH (the “Guaranteed Obligations”), consisting of the 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with weighted average rate of 3.788% (collectively, the “Senior Secured Notes”), are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of September 30, 2024:

Overall project completion percentage	67.8%
Completion percentage of:
Engineering	95.7%
Procurement	85.2%
Subcontract work	87.2%
Construction	32.0%
Date of expected substantial completion	1H 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$1,177	$1,228
Net cash used in investing activities	(1,475)	(1,195)
Net cash provided by (used in) financing activities	201	(641)
Net decrease in restricted cash and cash equivalents	$(97)	$(608)

Operating Cash Flows

The $51 million decrease between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for construction costs for the Corpus Christi Stage 3 Project, which were $1.3 billion during the nine months ended September 30, 2024 compared to $1.0 billion in the comparable period of 2023, as well as for optimization and other site improvement projects. We expect to incur a proportional level of capital expenditures for the remainder of the year as construction work progresses on the Corpus Christi Stage 3 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2024	2023
Repayments of debt	$—	$(498)
Debt extinguishment costs	—	(8)
Contributions	415	105
Distributions	(200)	(240)
Other	(14)	—
Net cash provided by (used in) financing activities	$201	$(641)
Repayments of Debt
During the nine months ended September 30, 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

CCL has commodity derivatives consisting of natural gas and power supply contracts for the commissioning and operation of the Liquefaction Project (the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	September 30, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$96	$2,180	$(460)	$1,165

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

ITEM 5.    OTHER INFORMATION

On October 28, 2024, CCL and Cheniere Marketing International LLP (“Cheniere Marketing”) entered into Amended and Restated Shipping Services Agreements for the provision of certain shipping and transportation-related services associated with (1) the SPA between CCL and Foran Energy Group Co. Ltd., (2) the SPA between Cheniere Marketing and CPC Corporation, Taiwan, which will be novated from Cheniere Marketing to CCL following substantial completion of Train 6 of the Corpus Christi Stage 3 Project, and (3) the SPA between CCL and Orlen S.A. (previously known as PKN Orlen S.A.).

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00090 30PK-3301 A/B/C Firewater Pump Protection - Detailed Design and Partial Procurement of Blast Resistant Doors, dated June 11, 2024, (ii) the Change Order CO-00091 30PK-3301 A/B/C Firewater Pump Protection - Purchase and Installation of Retrofit Steel, dated July 30, 2024, and (iii) the Change Order CO-00092 Intermediate Work Platform for the Tank(s) “A” and “C” Finger Rack, dated July 31, 2024 (Portions of this exhibit have been omitted.)

10.2*	Amended and Restated Shipping Services Agreement in relation to the CPC SPA, dated October 28, 2024, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
10.3*	Amended and Restated Shipping Services Agreement in relation to the Foran SPA, dated October 28, 2024 between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
10.4*	Amended and Restated Shipping Services Agreement in relation to the Orlen SPA, dated October 28, 2024 between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 21, 2024)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	October 30, 2024	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	October 30, 2024	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)