Form 10-K
period 2024-12-31
Cheniere Corpus Christi Holdings, LLC
filed 2025-02-20
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DAT	delivered at terminal
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
ESG	environmental, social and governance
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board
FTA countries	countries with which the United States has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the United States
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
non-FTA countries	countries with which the United States does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Tcf	trillion cubic feet
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2024, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

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

We own and operate a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities consisting of three operational Trains for a total production capacity of approximately 15 mtpa of LNG, three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We are constructing an expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) consisting of seven midscale Trains with an expected total production capacity of over 10 mtpa of LNG. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of December 31, 2024, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the Natural Gas Act of 1938, as amended (the “NGA”), for an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “Midscale Trains 8 & 9 Project”), for which a positive Environmental Assessment was received in June 2024. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project. The development of the Midscale Trains 8 & 9 Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for our long-term SPA customers, of which we have initiated for 14 of 15 third party long-term SPA customers as of December 31, 2024;
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

Our Business

We shipped our first LNG cargo in December 2018 and as of February 14, 2025, approximately 1,090 cumulative LNG cargoes totaling approximately 75 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquefaction Project and Expansion Projects

The Liquefaction Project, as described above under the caption General, includes three Trains, three storage tanks, two marine berths and the construction of the Corpus Christi Stage 3 Project with seven midscale Trains. Additionally, in March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the NGA for the Midscale Trains 8 & 9 Project, for which a positive Environmental Assessment was received in June 2024. We expect to receive all remaining necessary regulatory approvals for the project in 2025.

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of December 31, 2024:

Overall project completion percentage	77.2%
Completion percentage of:
Engineering	97.2%
Procurement	97.2%
Subcontract work	88.2%
Construction	42.6%
Date of expected substantial completion	1H 2025 - 2H 2026

The following summarizes the volumes of natural gas for which we have received approvals from the FERC to site, construct and operate the Trains at the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050:

	FERC Approved Volume		DOE Approved Volume (1)
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
Trains 1 through 3 of the Liquefaction Project:
FTA countries	875.16	17	875.16	17
Non-FTA countries	875.16	17	875.16	17
Corpus Christi Stage 3 Project:
FTA countries	582.14	11.45	582.14	11.45
Non-FTA countries	582.14	11.45	582.14	11.45

(1)Excludes 170 Bcf/yr to FTA countries authorized in July 2023 for the Midscale Trains 8 & 9 Project that is not effective until the date of first commercial export from the Midscale Trains 8 & 9 Project.

Natural Gas Supply, Transportation and Storage

CCL has secured natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements, including IPM agreements. Additionally, to ensure that CCL is able to transport and manage the natural gas feedstock to the Liquefaction Project, it has transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties and CCP.

Major Customers

Customers accounting for 10% or more of total consolidated revenues were as follows:

	Percentage of Total Revenues from External Customers
	Year Ended December 31,
	2024	2023	2022
Endesa Generación, S.A. (which subsequently assigned its SPA to Endesa S.A.) and Endesa S.A.	20%	22%	21%
PT Pertamina (Persero)	13%	15%	14%
Naturgy LNG GOM, Limited	13%	14%	14%
Trafigura Pte Ltd and affiliates	*	*	10%

* Less than 10%

All of the above customers contribute to our LNG revenues through SPA contracts.

Additional information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13—Segment Information and Customer Concentration of our Notes to Consolidated Financial Statements.

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

In March 2023, certain of our subsidiaries submitted an application with the FERC under the NGA for the Midscale Trains 8 & 9 Project, for which a positive Environmental Assessment was received in June 2024.

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

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows it to impose civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC up to approximately $1.5 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

Several other governmental and regulatory approvals and permits are required throughout the life of the Liquefaction Project. In addition, our FERC orders require us to comply with certain ongoing conditions and reporting obligations and maintain other regulatory agency approvals throughout the life of the Liquefaction Project. For example, throughout the life of the Liquefaction Project, we are subject to regular reporting requirements to the FERC, the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and applicable federal and state regulatory agencies regarding the operation and maintenance of our facilities. To date, we have been able to obtain and maintain required approvals as needed, and the need for these approvals and reporting obligations has not materially affected our construction or operations.

DOE Export Licenses

The DOE has authorized the export of domestically produced LNG by vessel from the Corpus Christi LNG Terminal, as discussed in Liquefaction Project and Expansion Projects. Although it is not expected to occur, the loss of an export authorization could be a force majeure event under our SPAs.

Under Section 3 of the NGA, applications for exports of natural gas (including LNG) to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. Applications for export of LNG to non-FTA countries are considered by the DOE in a notice and comment proceeding whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest. In January 2024, the Biden Administration announced a temporary pause on pending decisions on exports of LNG to non-FTA countries until the DOE can update the underlying analyses for authorizations, which did not have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, or liquidity for the year ended December 31, 2024. The DOE publicly released the updated analyses on December 17, 2024, and has solicited public comments on the analyses. On January 20, 2025, President Trump signed an Executive Order revoking the Biden Administration pause and extending the time for public comment. We do not expect the publication of the analyses to have a material effect on future DOE non-FTA export authorizations. The Midscale Trains 8 & 9 Project is currently our only project pending non-FTA export approval with the DOE, although such approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application in March 2023. See Liquefaction Project and Expansion Projects section above for FERC and DOE approved volumes on our existing Liquefaction Project.

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

PHMSA performs inspections of pipeline and LNG facilities and has authority to undertake enforcement actions, including issuance of civil penalties up to approximately $273,000 per day per violation, with a maximum administrative civil penalty of approximately $2.7 million for any related series of violations.

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

Commodity Futures Trading Commission (“CFTC”)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) amended the Commodity Exchange Act to provide for federal regulation of the over-the-counter derivatives market and entities, such as us, that participate in those markets. The CFTC has enacted a number of regulations pursuant to the Dodd-Frank Act.
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

On February 28, 2022, the EPA removed a stay of formaldehyde standards in the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) Subpart YYYY for stationary combustion turbines located at major sources of hazardous air pollutant (“HAP”) emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY by March 9, 2022 and demonstrate initial compliance with those requirements by September 5, 2022. We do not believe that the construction and operation of our Liquefaction Project will be materially and adversely affected by such regulatory actions.

We are supportive of regulations reducing GHG emissions over time. Since 2009, the EPA has promulgated and finalized multiple GHG emissions regulations related to reporting and reductions of GHG emissions from our facilities. On December 2, 2023, the EPA issued final rules to reduce methane and volatile organic compounds (“VOC”) emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. We do not believe such regulations will have a material adverse effect on our operations, financial condition or results of operations.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a charge on methane emissions above a certain methane intensity threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program Part 98 regulations. The charge started at $900 per metric ton of methane in 2024, increased to $1,200 per metric ton in 2025, and is increasing to $1,500 per metric ton in 2026 and beyond. On November 12, 2024, the EPA finalized a rule to impose and collect the methane emissions charge authorized under the IRA. We do not believe the methane charge will have a material adverse effect on our operations, financial condition or results of operations.
The timing, extent and impact of these rules and other Biden Administration initiatives remain uncertain as the Trump Administration has undertaken steps to delay their implementation, and to review, repeal and potentially replace them.
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
Protection of Species, Habitats and Wetlands

Various federal and state statutes, such as the Endangered Species Act, the Migratory Bird Treaty Act, the CWA and the Oil Pollution Act, prohibit certain activities that may adversely affect endangered or threatened animal, fish and plant species and/or their designated habitats, wetlands, or other natural resources. If our Liquefaction Project adversely affects a protected species or its habitat, we may be required to develop and follow a plan to remediate those impacts. In that case, siting, construction or operations may be delayed or restricted and cause us to incur increased costs.

It is not possible at this time to predict how future regulations or legislation may address protection of species, habitats and wetlands and impact our business. However, we do not believe such regulatory actions will have a material adverse effect on our operations or the construction of our Liquefaction Project.

Market Factors and Competition

Market Factors

Our ability to enter into additional long-term SPAs to underpin the development of additional Trains or develop new projects is subject to market factors. These factors include changes in worldwide supply and demand for natural gas, LNG and substitute products, the relative prices for natural gas, crude oil and substitute products in North America and international markets, the extent of energy security needs in the European Union and elsewhere, the rate of fuel switching from coal, nuclear or oil to natural gas and other overarching factors such as global economic growth and the pace of any transition from fossil-based systems of energy production and consumption to alternative energy sources. In addition, our ability to obtain additional funding to execute our business strategy is subject to the investment community’s appetite for investment in LNG and natural gas infrastructure and our ability to access capital markets.

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Currently, significant amounts of money are being invested across Europe and Asia in natural gas projects under construction, and more continues to be earmarked to planned projects globally. In Europe, there are various plans to install more than 75 mtpa of import capacity over the near-term to secure access to LNG and displace Russian gas imports. In India, there are more than 5,600 kilometers of gas pipelines under construction to expand the gas distribution network and increase access to natural gas. And in China, billions of U.S. dollars have already been invested and hundreds of billions of U.S. dollars are expected to be further invested all along the natural gas value chain to enable growth and decrease harmful emissions. Furthermore, some of the existing integrated liquefaction facilities outside of the U.S. have been experiencing issues related to reduced feed gas as a result of depleting upstream resources. Global supply contributions from these plants have been decreasing and LNG supply growth is expected to help support these shortages.

As a result of these dynamics, we expect natural gas and LNG to continue to play an important role in satisfying energy demand going forward. In its forecast published in the third quarter of 2024, Wood Mackenzie Limited (“WoodMac”) forecasted that global demand for LNG would increase by approximately 61%, from approximately 418 mtpa, or 20.1 Tcf, in 2023, to 675 mtpa, or 32.4 Tcf, in 2040 and by approximately 65% to 691 mtpa or 33.1 Tcf in 2050. WoodMac also forecasted LNG production from existing operational facilities and new facilities already under construction would be able to supply the market with approximately 532 mtpa in 2040, declining to 463 mtpa in 2050. This could result in a market need for construction of an additional approximately 142 mtpa of LNG production by 2040 and about 227 mtpa by 2050. As a cleaner burning fuel with lower emissions than coal or liquid fuels in power generation, we expect natural gas and LNG to play a central role in balancing grids, serving as back up for intermittent energy sources and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project, as well as our proposed expansion is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

As described above under the caption General, we have limited exposure to oil price movements as we have contracted a significant portion of our LNG production capacity under long-term SPAs and IPM agreements, which are structured to generate fixed fees in addition to variable fees indexed to Henry Hub or international LNG pricing. Refer to General for further discussion of our long-term agreements.

Competition

Despite the long term nature of our SPAs, when CCL needs to replace or amend any existing SPA or enter into new SPAs, CCL will compete with other natural gas liquefaction projects throughout the world primarily on the basis of price per contracted volume of LNG at that time, as well as attributes such as commercial innovation, reliable production and customer-focused operations to provide flexible and tailored solutions to LNG buyers. Our competition includes our affiliate Sabine Pass Liquefaction, LLC (“SPL”), which operates six Trains at a natural gas liquefaction facility in Cameron Parish, Louisiana (the “SPL Project”). Revenues associated with any incremental volumes of the Liquefaction Project sold outside of CCL’s long-term SPAs, including those made available to Cheniere Marketing International LLP (“Cheniere Marketing”), will also be subject to market-based price competition.

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges — expanding the global supply of clean, secure and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In August 2024, we published Energy Secured, Benefits Delivered, our fifth Corporate Responsibility (“CR”) report, which details our approach and progress on ESG matters. Our CR report is available at www.cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions so that it may better position its LNG supplies to remain competitive in a lower carbon future and provide energy, economic and environmental security to its customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop our climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain.

Consequently, Cheniere has collaborated with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, quantification, monitoring, reporting and verification (“QMRV”) of GHG emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. To ensure transparency and rigor, Cheniere works with academics and scientists to publish methodologies and results in multiple peer-reviewed journals.

Our total incremental expenditures related to climate initiatives, including capital expenditures, were not material to our Consolidated Financial Statements during the years ended December 31, 2024, 2023 and 2022. However, as governments consider and implement actions to reduce GHG emissions and the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future climate and sustainability initiatives to evolve accordingly. While we have not incurred material direct expenditures related to climate change, we are proactive in our management of climate risks and opportunities, including compliance with existing and future government regulations. We face certain business and operational risks associated with physical impacts from climate change, such as exposure to severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Subsidiaries

Substantially all of our assets are held by our subsidiaries. We conduct most of our business through these subsidiaries, including the operation of our Liquefaction Project.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere for operations, maintenance and management services. See Note 11—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of such services agreements with our affiliate entities. As of December 31, 2024, Cheniere and its subsidiaries had 1,714 full-time employees, including 505 employees who directly supported the Liquefaction Project.

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

ITEM 1A.     RISK FACTORS

The following are some of the important risk factors that could adversely affect our business, financial condition, results of operations or cash flows or have other adverse impacts, and could cause actual results to differ materially from estimates or expectations contained in our forward-looking statements. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also adversely affect our business, contracts, financial condition, operating results, cash flows, liquidity and prospects.

The risk factors in this report are grouped into the following categories:
•Risks Relating to Our Financial Matters;
•Risks Relating to Our Operations and Industry; and
•Risks Relating to Regulations.

Risks Relating to Our Financial Matters

An inability to source capital to supplement our available cash resources and existing credit facilities could cause us to have inadequate liquidity and could materially and adversely affect us.

As of December 31, 2024, we had $113 million of restricted cash and cash equivalents, $4.7 billion of available commitments under our credit facilities and $4.9 billion of total debt outstanding (before unamortized discount and debt issuance costs). We incur, and will incur, significant interest expense relating to financing the assets at the Corpus Christi LNG Terminal, and we anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the Corpus Christi Stage 3 Project as well as the Midscale Trains 8 & 9 Project if a positive FID is made. Our ability to fund our capital expenditures and refinance our indebtedness may depend on our ability to access additional project financing as well as the debt capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, lending institutions’ evolving policies on financing businesses linked to fossil fuels and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also may rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2024, we had SPAs with a total of 15 different third party customers.

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

Our use of derivative instruments, including our IPM agreements, to manage risks could adversely affect our earnings reported under GAAP and our liquidity.

We use derivative instruments to manage our commodity-related price risk. The extent of our derivative position at any given time depends on our assessment of risks and related exposures for these commodities. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile, which could have a significant adverse effect on our earnings reported under GAAP. For example, as described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net income for the years ended December 31, 2024 and 2023 included gains of $1.0 billion and $5.8 billion, respectively, resulting from changes in the fair values of our derivatives (before tax and the impact of non-controlling interests), substantially all of which were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreements.
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
In addition, our liquidity may be adversely impacted by the cash margin requirements of the respective commodity exchanges or over-the-counter arrangements, or the failure of a counterparty to perform in accordance with a contract. As of December 31, 2024 and 2023, we had collateral posted with counterparties by us of $5 million and $3 million, respectively, which are included in other current assets, net in our Consolidated Balance Sheets.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our Liquefaction Project. In August 2020, we entered into an arrangement with our affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from the other facility in the event operational conditions impact operations at the Corpus Christi LNG Terminal or at our affiliate’s terminal. During the year ended December 31, 2021, four TBtu was loaded at our facilities for our affiliate pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Consolidated Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility located in or near Corpus Christi, Texas are designed in accordance with requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or to continue shipping natural gas from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the risk factor Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including composition changes in the quality of feed gas received from third parties, non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the risk factor Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Our risk is in part mitigated by the diversification of our natural gas supply and transportation across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Our investment decision on the Corpus Christi Stage 3 Project and any potential future expansion of LNG facilities, including the Midscale Trains 8 & 9 Project, relies on cost estimates developed initially through front end engineering and design studies. However, due to the size and duration of construction of an LNG facility, the actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope and the ability of Bechtel Energy Inc. (“Bechtel”) and our other contractors to execute successfully under their agreements. Although our major EPC contracts are fixed price, as construction progresses, we may decide or be forced to submit change orders to our contractor, including change orders to comply with existing or future environmental or other regulations. Any change orders could result in longer construction periods, higher construction costs, including increased commodity prices (particularly nickel and steel) and escalating labor costs, or both. Additionally, our SPAs generally provide that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Significant increases in the cost of a liquefaction project or significant construction delays could impact the commercial viability of the project as well as require us to obtain additional sources of financing to fund our operations until the applicable liquefaction project is fully constructed (which could cause further delays), thereby negatively impacting our business and limiting our growth prospects. While historically we have not experienced cost overruns or construction delays that have had a significant adverse impact on our operations, factors giving rise to such events in the future may be outside of our control and could have a material adverse effect on our current or future business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•changes in regulatory, tax or other governmental policies regarding exported LNG, natural gas or alternative energy sources, which may reduce the demand for exported LNG and/or natural gas;
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

Adverse trends or developments affecting any of these factors could result in decreases in the price of LNG and/or natural gas, which could materially and adversely affect our LNG business and the performance of our customers, and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

As described in Market Factors and Competition in in Items 1. and 2. Business and Properties, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to alternative fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from the United States, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in the United States.
As described in General in Items 1. and 2. Business and Properties, we have contracted through our SPAs and IPM agreements approximately 90% of the total anticipated production from the Liquefaction Project with approximately 16 years of weighted average remaining life as of December 31, 2024, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the United States could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
A cyber attack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline and liquefaction operations. Cyber attacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyber attacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, our Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyber attack involving our business or operational control systems or related infrastructure, or that of third parties pipelines with whom we do business, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

Outbreaks of infectious diseases, such as COVID-19, at our facilities could adversely affect our operations or business.

Our facilities at the Corpus Christi LNG Terminal are critical infrastructure and continued to operate during the COVID-19 pandemic through our implementation of workplace controls and pandemic risk reduction measures. While the COVID-19 pandemic, including subsequent variants, had no adverse impact on our on-going operations, the risk of future variants and other infectious diseases is unknown and the outbreak of a more potent variant or another infectious disease in the future at one or more of our facilities could adversely affect our operations or business.

We are entirely dependent on Cheniere for key personnel, and the unavailability of skilled workers or Cheniere’s failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our senior management or other key personnel could affect our business results.

As of December 31, 2024, Cheniere and its subsidiaries had 1,714 full-time employees, including 505 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the United States and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is operating and developing, including, as further described in Market Factors and Competition in Items 1. and 2. Business Properties, the operation and construction of its liquefaction projects in Cameron Parish, Louisiana, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

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

A shortage in the labor pool of skilled workers, remoteness of our site locations, general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. In addition, we are also subject to increased competition for skilled workers from new entrants to the LNG market. Any increase in our operating costs could materially and adversely affect our business results.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the three Trains and related facilities of the Liquefaction Project, as well as the seven midscale Trains and related facilities for the Corpus Christi Stage 3 Project as well as orders under Section 7 of the NGA authorizing the construction and operation of the Corpus Christi Pipeline. In March 2023, CCL and another subsidiary of Cheniere submitted an application with the FERC under the NGA for the Midscale Trains 8 & 9 Project, for which a positive Environmental Assessment from the FERC was received in June 2024. To date, the DOE has also issued orders under Section 4 of the NGA authorizing CCL to export domestically produced LNG. The Midscale Trains 8 & 9 Project is currently our only project pending non-FTA export approval with the DOE, although such approval is first subject to the receipt of regulatory permit approval from the FERC, responsive to our formal application in March 2023. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

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

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources, and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal, marine berths and pipeline, including FERC, PHMSA, EPA and the United States Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or increased capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. On December 2, 2023, the EPA issued final rules to reduce methane and VOC emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that applied to our facilities beginning in calendar year 2024. On November 12, 2024, the EPA finalized a rule to impose and collect methane emissions charges authorized under the IRA. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

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

In 2022, the EPA removed a stay of formaldehyde standards in the NESHAP Subpart YYYY for stationary combustion turbines located at major sources of HAP emissions. Owners and operators of lean remix gas-fired turbines and diffusion flame gas-fired turbines at major sources of HAP that were installed after January 14, 2003 were required to comply with NESHAP Subpart YYYY beginning in 2022.
Other future legislation and regulations, such as those relating to the transportation and security of LNG exported from the Corpus Christi LNG Terminal or climate policies of destination countries in relation to their obligations under the Paris Agreement or other national or international climate change-related policies, could cause additional expenditures, restrictions and delays in our business and to our proposed construction activities, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances.

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022. Revised, reinterpreted or additional laws and regulations that result in increased compliance, operating or construction costs or restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Additions or changes in tax laws and regulations could potentially affect our financial results or liquidity.

We are subject to various types of tax arising from normal business operations in the jurisdictions in which we operate and transact. Any changes to local, domestic or international tax laws and regulations, or their interpretation and application, including those related to tariffs and duties, could affect our obligations, profitability and cash flows in the future. In addition, tax rates in the various jurisdictions in which we operate may change significantly due to political or economic factors beyond our control. We continuously monitor and assess proposed tax legislation that could negatively impact our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Cyberattacks represent a potentially significant risk to the Company and our industry. We rely on subsidiaries of Cheniere through our service agreements with them, as further discussed in Note 11—Related Party Transactions of our Notes to Consolidated Financial Statements, and Cheniere’s board of directors (the “Board”), which has oversight of our operations, to implement policies and procedures that are intended to manage and reduce this risk.

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

On an ongoing basis, Cheniere assesses its people, processes and technology and, when necessary, adjusts the overall program in an effort to adapt to the ever-evolving cyber and geopolitical landscapes. Cheniere conducts regular assessments and audits, cross-functional risk mitigation exercises and risk strategy sessions to identify cybersecurity risks, applicable regulatory requirements and industry standards. These engagements are also designed to exercise, assess the maturity of and enhance Cheniere’s Cyber Incident Response Plan. To support these efforts, Cheniere has contracted with third parties to perform facility and system penetration tests, compromise assessments of information technology systems and security maturity assessments of its corporate and operational networks. Cheniere maintains a training program to help its personnel identify and assist in mitigating cybersecurity and data security risks. Cheniere’s employees and the members of the Board participate in annual training, user awareness campaigns and additional issue-specific training as needed. Cheniere also provides annual training for certain contractors who have access to its information technology networks.
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

During the year ended December 31, 2024, cybersecurity incidents and threats did not materially affect our business, results of operations or financial condition.

Governance

We rely on Cheniere’s cybersecurity leadership team, which consists of its Director and Chief Information Security Officer, Vice President and Chief Information Officer and Senior Vice President of Shared Services. These individuals collectively provide the strategic oversight of Cheniere’s cybersecurity governance, cyber risk management and security operations and are responsible for maintaining Cheniere’s technology defense posture and program. As part of their governance and risk management responsibilities, these individuals oversee the efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents, including the systems deployed in our technology infrastructure to monitor for threats, perform security control testing and assessments, and incorporate threat intelligence into our day-to-day cybersecurity operations and strategic initiatives. They have decades of experience managing strategic technology operations, including the identification of cybersecurity risk and the defense of information technology assets from global threats.

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

For additional information about cybersecurity risks, see the risk A cyber attack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation under Risks Relating to Our Operations and Industry in Item 1A.Risk Factors.

ITEM 3.     LEGAL PROCEEDINGS

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.

ITEM 4.    MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED MEMBER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2022 and variance drivers between the year ended December 31, 2023 as compared to December 31, 2022 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of December 31, 2024, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project. The majority of our contracts are fixed-priced, long-term SPAs consisting of a fixed fee per MMBtu of LNG plus a variable fee per MMBtu of LNG, with the variable fees generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, will provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2024 and through the filing date of this Form 10-K include the following:

Strategic

•In June 2024, a positive Environmental Assessment was received from the FERC relating to the Midscale Trains 8 & 9 Project. All remaining necessary regulatory approvals for the project are expected to be received in 2025.

Operational

•As of February 14, 2025, approximately 1,090 cumulative LNG cargoes totaling approximately 75 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In December 2024, we achieved first LNG production from Train 1 of the Corpus Christi Stage 3 Project and in February 2025, the first cargo of LNG was produced from the Corpus Christi Stage 3 Project.

Financial

•In March 2024, Cheniere issued $1.5 billion aggregate principal amount of 5.650% Senior Notes due 2034 (the “2034 Cheniere Senior Notes”). In April 2024, the net proceeds, together with cash on hand, were used to retire the approximately $1.5 billion outstanding aggregate principal amount of our 5.875% Senior Secured Notes due 2025 (the “2025 CCH Senior Notes”).
•In July 2024, Fitch Ratings (“Fitch”) upgraded our issuer credit rating to BBB+ from BBB with a stable outlook.
•In October 2024, S&P Global Ratings (“S&P”) changed the outlook of our senior secured debt rating to positive from stable.

Market Environment

The LNG market in 2024 remained relatively tight as a result of low supply capacity growth, strong demand outside Europe and continued geopolitical tensions. Global LNG imports registered a very modest growth in 2024, increasing by less than 4 mtpa year on year due to constrained supply from delays to projects under construction, Russian sanctions and a fallow period for new projects coming on-line. Consequently, a recovery in Asia’s LNG consumption had to be satisfied at the expense of other regions. Asian demand increased significantly from 2023, adding over 20 mtpa of import year-over-year. The largest single country contribution to this growth came from China, which increased 6.8 mtpa year-over-year after a slowdown during the previous two years. Growth outside of Asia tightened the balances further this year by increasing the call on supply away from Europe. Egypt and Brazil propelled imports from the Middle East, North Africa and Latin America regions by 6.2 mtpa to a total of 25.5 mtpa in 2024. In contrast, Europe’s imports declined 19% year-over-year, down approximately 22.7 mtpa, due to weak gas-fired power generation demand and sluggish growth in the industrial sector.

These market conditions contributed to a strong spot price environment albeit annual spot prices in 2024 were overall lower than in the previous year. The TTF monthly settlement prices averaged $10.91/MMBtu in 2024, 20.5% lower than the 2023 average of $13.73/MMBtu. Similarly, the average settlement price for the Japan Korea Marker (“JKM”) was $11.83/MMBtu in 2024, 26.6% lower than the 2023 average of $16.13/MMBtu. The Henry Hub benchmark also dropped from an average settlement price of $2.74/MMBtu in 2023 to $2.27/MMBtu in 2024, down 17.1% year-over-year.

However, a drop in temperatures in Europe toward the end of 2024 and into the beginning of 2025 has resulted in faster drawdowns from underground storage and a rebound in spot prices relative to the third quarter. This, along with the expiry of the gas transit agreement between Russia and Ukraine on December 31, 2024, is likely to increase the call on LNG imports in the coming months in order to replenish European gas storage facilities to 90% capacity by November 1, as required by the EU each year.

Results of Operations

	Year Ended December 31,
(in millions)	2024	2023	Variance
Revenues
LNG revenues	$3,599	$3,845	$(246)
LNG revenues—affiliate	1,281	1,620	(339)
Total revenues	4,880	5,465	(585)

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	1,184	(3,178)	4,362
Cost of sales—affiliate	96	171	(75)
Operating and maintenance expense	524	479	45
Operating and maintenance expense—affiliate	117	116	1
Operating and maintenance expense—related party	24	9	15
General and administrative expense	8	6	2
General and administrative expense—affiliate	44	45	(1)
Depreciation and amortization expense	457	449	8
Other operating costs and expenses	3	2	1
Total operating costs and expenses (recoveries)	2,457	(1,901)	4,358

Income from operations	2,423	7,366	(4,943)

Other income (expense)
Interest expense, net of capitalized interest	(65)	(217)	152
Loss on modification or extinguishment of debt	(3)	(10)	7
Other income, net	10	11	(1)
Total other expense	(58)	(216)	158

Net income	$2,365	$7,150	$(4,785)

Volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
(in TBtu)	2024	2023	Variance
Volumes loaded during the current period	760	763	(3)
Volumes loaded during the prior period but recognized during the current period	—	3	(3)
Volumes loaded at our affiliate’s facility	—	5	(5)
Total volumes recognized in the current period	760	771	(11)

Net income

Net income declined by $4.8 billion during the year ended December 31, 2024 as compared to the same period of 2023 and was primarily attributable to $4.8 billion of decreases in gains from changes in fair value of derivatives. The majority of the decrease was attributable to our IPM agreements where the associated gains that are primarily included in cost of sales decreased from $5.3 billion in 2023 to $1.3 billion in 2024, mainly due to the impact on fair value of the decline and sustained moderation of global LNG and gas price volatility and more subdued changes in the current period relative to the same period of 2023 as global gas prices and spreads narrowed as a result of market rebalancing. The remaining decrease in gains from changes in fair value of derivatives was primarily due to an unfavorable shift in long-term U.S. natural gas forward prices.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

The $585 million decrease in revenues during the year ended December 31, 2024 as compared to the same period of 2023 was primarily attributable to a $485 million decrease from lower pricing per MMBtu as a result of declining Henry Hub pricing and a $97 million decrease from lower production volume, primarily due to increased maintenance activities resulting from temporary composition changes in the quality of feed gas received from third parties following a freeze event in the Permian Basin in January 2024.
Operating costs and expenses (recoveries)

The increase in operating costs and expenses of $4.4 billion during the year ended December 31, 2024 as compared to the same period of 2023 was primarily attributable to $4.8 billion of decreases in gains from changes in fair value of derivatives included in cost of sales, as described above under the caption Net income. The unfavorable variance between the comparable years was partially offset by $534 million of decreases in cost of natural gas feedstock, largely due to the decline and sustained moderation of global LNG and gas prices as well as lower U.S. natural gas prices during the year ended December 31, 2024 as compared to the same period of 2023.

Other income (expense)

The $158 million favorable variance between the years ended December 31, 2024 and 2023 was primarily attributable to a $152 million decrease in interest expense, net of capitalized interest, due to a $84 million decrease in overall interest costs resulting from debt reduction activities and a $68 million increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction.

Significant factor affecting our results of operations

Below is a significant factor that affects our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements. For commodity derivative instruments, including those related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

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

December 31, 2024
Restricted cash and cash equivalents designated for the Liquefaction Project	$113
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,763

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2024. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2024 will be driven by future sources of liquidity and future cash requirements, as further discussed under the caption Future Sources and Uses of Liquidity.

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

Future Sources and Uses of Liquidity

The following discussion of our future sources and uses of liquidity includes estimates that reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2024. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.

Future Sources of Liquidity under Executed Contracts

We are contractually entitled to significant future consideration contracted under our long-term SPAs that has not yet been recognized as revenue. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be significant to our future liquidity. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We have estimated revenues under agreements with terms dependent on project milestone dates based on the estimated dates as of December 31, 2024. The following table summarizes our estimate of revenues to be received from executed long-term SPAs as of December 31, 2024 (in billions):

	Estimated Revenues Under Executed SPAs by Period (1) (2)
	2025	2026 - 2029	Thereafter	Total
LNG revenues (fixed fees)	$2.1	$11.9	$34.4	$48.4
LNG revenues (variable fees) (3)	2.8	16.0	53.8	72.6
Total	$4.9	$27.9	$88.2	$121.0

(1)LNG revenues exclude revenues from contracts with original expected durations of one year or less. LNG revenues also exclude volumes produced from the commissioning of certain Corpus Christi Stage 3 Project Trains, as volumes related to commissioning are not recognized as revenues. We recognize proceeds from commissioning activities prior to the start of commercial operations as offsets to LNG terminal costs as a component of the testing phase of a Train’s construction.
(2)LNG revenues (including $0.9 billion and $1.6 billion of fixed fees and variable fees, respectively, from affiliates) exclude SPAs with Cheniere Marketing associated with IPM agreements, for which pricing is linked to international natural gas prices.
(3)LNG revenues (variable fees) reflect the assumption of delivery of all contractual volumes, irrespective of any contractual right of non-delivery. LNG revenues (variable fees) are based on estimated forward prices and basis spreads as of December 31, 2024.

Under our long-term SPAs, we have contracted approximately 90% of the total anticipated production through the mid-2030s from our liquefaction capacity that is currently in construction or operation. Under our SPAs, customers purchase LNG on either an FOB basis (delivered to the customer at the Corpus Christi LNG Terminal) or a DAT basis (delivered to the customer at their specified LNG receiving terminal) generally for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The variable fees under our SPAs were generally sized with the intention to cover the supply and transportation of natural gas and the liquefaction fuel consumed to produce the LNG to be sold under each such SPA, thus limiting our exposure to future U.S. natural gas price increases. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

The table above excludes SPAs with Cheniere Marketing under which we sell LNG produced from natural gas procured under our IPM agreements in effect at pricing linked to global gas market prices. The IPM agreements in effect, under which we pay for natural gas feedstock based on global gas prices less liquefaction fees and certain costs incurred by us, generates a take-or-pay style fixed liquefaction fee when viewed in conjunction with the associated SPAs. Over a remaining fixed term of 18 years, we expect to generate liquidity from the approximately 3,250 TBtu of LNG yet to be delivered under these SPAs as of December 31, 2024.
Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2024, we had $4.7 billion in available commitments under our credit facilities, subject to compliance with the covenants, to potentially meet liquidity needs. Our credit facilities mature between 2027 and 2029, based on estimated project milestone dates as of December 31, 2024.

Disciplined Accretive Growth

Our significant land position at the Corpus Christi LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources. In June 2024, we received a positive Environmental Assessment from the FERC relating to the CCL Midscale Trains 8 & 9 Project, and we expect to receive all remaining necessary regulatory approvals for the project in 2025. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations and capital expenditures related to our core operations under executed contracts as of December 31, 2024 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2025	2026 - 2029	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements excluding IPM agreements (3) (4)	$2.5	$8.0	$5.2	$15.7
Natural gas transportation and storage service agreements (5)	0.3	1.1	2.5	3.9
Capital expenditures	1.3	0.6	—	1.9
Shipping and transportation-related services agreements (6)	—	1.2	5.3	6.5
Other purchase obligations (7)	0.1	0.2	1.2	1.5
Total	$4.2	$11.1	$14.2	$29.5

(1)Agreements in force as of December 31, 2024 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2024.
(2)Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding that specify fixed or minimum quantities to be purchased. We include contracts for which we have an early termination option if the option is not currently expected to be exercised.
(3)Natural gas supply agreements exclude IPM agreements, which, as described in Future Sources of Liquidity under Executed Contracts, are structured to generate a fixed margin when viewed in conjunction with the associated SPAs with Cheniere Marketing.
(4)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2024. Natural gas supply agreements are presented net of $0.3 billion in contracted sales of natural gas as of December 31, 2024.
(5)Natural gas transportation and storage services agreements include $1.0 billion in obligations to related parties.

(6)Shipping and transportation-related services agreements are between CCL and Cheniere Marketing.
(7)Other purchase obligations include $1.1 billion of purchase obligations to affiliates under services agreements.

Natural Gas Supply, Transportation and Storage Service Agreements

Excluding IPM agreements and unexercised extension options, we have secured approximately 4,080 TBtu of natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements with remaining fixed terms of up to 15 years. As of December 31, 2024, we have secured approximately 77% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2025, excluding the 11% of which has been secured under IPM agreements. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2025. As further described in the Future Sources of Liquidity under Executed Contracts section, the pricing structure of our SPAs often incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, which is paid upon delivery, thus limiting our net exposure to future increases in natural gas prices.

To ensure that we are able to transport natural gas feedstock to the Liquefaction Project, we have transportation precedent and other agreements to secure firm pipeline transportation capacity from CCP and other interstate and intrastate pipeline companies. We have also entered into firm storage services agreements with third parties to assist in managing variability in natural gas needs for the Liquefaction Project.

Capital Expenditures

We enter into lump sum turnkey contracts with third party contractors for the EPC of our Liquefaction Project. The future capital expenditures included in the table above primarily consist of fixed costs under the Bechtel EPC contract for the Corpus Christi Stage 3 Project, in which Bechtel charges a lump sum and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel causes us to enter into a change order, or we agree with Bechtel to a change order. In addition to amounts presented in the table above, we expect to incur ongoing capital expenditures to maintain our facilities and other assets, as well as to optimize our existing assets and purchase new assets that are intended to grow our productive capacity.

Corpus Christi Stage 3 Project

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of December 31, 2024:

Overall project completion percentage	77.2%
Completion percentage of:
Engineering	97.2%
Procurement	97.2%
Subcontract work	88.2%
Construction	42.6%
Date of expected substantial completion	1H 2025 - 2H 2026

Additional Future Cash Requirements for Operations and Capital Expenditures

Operational Services

We have contracts with subsidiaries of Cheniere for operations, maintenance and management services. As of December 31, 2024, Cheniere and its subsidiaries had 1,714 full-time employees, including 505 employees who directly supported the Liquefaction Project.

Disciplined Accretive Growth

The FID of any expansion projects will result in additional cash requirements to fund the construction and operations of such projects in excess of our current contractual obligations under executed contracts discussed above, although expansion may be designed to leverage shared infrastructure to reduce the incremental costs of any potential expansion.

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2024 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2025	2026 - 2029	Thereafter	Total
Debt	$—	$2.7	$2.2	$4.9
Interest payments	0.2	0.7	0.5	1.4
Total	$0.2	$3.4	$2.7	$6.3

(1)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2024. Debt and interest payments do not contemplate repurchases, repayments and retirements that we may make prior to contractual maturity.

Debt

As of December 31, 2024, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $4.9 billion and credit facilities with no outstanding loan balances. As of December 31, 2024, we were in compliance with all covenants related to our debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 9—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2024, our senior notes had a weighted average contractual interest rate of 4.10%. Borrowings under our credit facilities are indexed to SOFR. Undrawn commitments under our credit facilities are subject to commitment fees ranging from 0.10% and 0.525%, subject to change based on our credit rating. Issued letters of credit under the CCH Working Capital Facility are subject to letter of credit fees ranging from 1.0% to 1.5%. We had $110 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of December 31, 2024.

Additional Future Cash Requirements for Financing

Capital Allocation Plan

In June 2024, the board of directors of Cheniere approved an updated comprehensive long-term capital allocation plan, which may involve the repayment, redemption or repurchase, on the open market or otherwise, of debt, including our senior notes.
Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$1,771	$1,765
Net cash used in investing activities	(1,830)	(1,722)
Net cash used in financing activities	(3)	(606)
Net decrease in restricted cash and cash equivalents	$(62)	$(563)

Operating Cash Flows

The $6 million increase between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Our investing net cash outflows in both periods primarily were for construction costs for the Corpus Christi Stage 3 Project, which were $1.5 billion during both the years ended December 31, 2024 and 2023, as well as for optimization and other site improvement projects. We expect to incur a proportional level of capital expenditures in the upcoming year as construction work progresses on the Corpus Christi Stage 3 Project.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2024	2023
Repayments and repurchases of debt	$—	$(498)
Contributions	415	180
Distributions	(400)	(280)
Other	(18)	(8)
Net cash used in financing activities	$(3)	$(606)
Repayments of Debt
During the year ended December 31, 2023, we redeemed with cash on hand the remaining $498 million outstanding principal amount of our 7.000% Senior Secured Notes due 2024.
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

Fair Value of Level 3 Liquefaction Supply Derivatives

All of our derivative instruments are recorded at fair value, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. We record changes in the fair value of our derivative positions through earnings, based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

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

Additionally, the valuation of certain liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of instruments valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2024 and 2023 (in millions), which entirely consisted of liquefaction supply derivatives. The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2024	2023
Favorable changes in fair value relating to instruments still held at the end of the period	$554	$4,382

The changes in fair value on instruments held at the end of both years are primarily attributed to a significant variance in the estimated and observable forward international LNG commodity prices on our IPM agreements in effect during the years ended December 31, 2024 and 2023.
The estimated fair value of level 3 derivatives recognized in our Consolidated Balance Sheets as of December 31, 2024 and 2023 amounted to an asset of $506 million and a liability of $502 million, respectively.

The ultimate fair value of our derivative instruments is uncertain, and we believe that it is reasonably possible that a material change in the estimated fair value could occur in the near future, particularly as it relates to commodity prices impacting the valuation of our liquefaction supply derivatives, given the level of volatility to which such prices are subjected. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for further analysis of the sensitivity of the fair value of our derivatives to hypothetical changes in underlying prices.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas and power supply contracts for the commissioning and operation of the Liquefaction Project and Midscale Trains 8 & 9 Project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	December 31, 2024		December 31, 2023
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$539	$2,174	$(460)	$1,165

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES

MANAGEMENT’S REPORT TO THE MEMBER OF CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Management’s Report on Internal Control Over Financial Reporting

As management, we are responsible for establishing and maintaining adequate internal control over financial reporting for Corpus Christi Holdings.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment, including testing using the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Corpus Christi Holdings’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on our assessment, we have concluded that Corpus Christi Holdings maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Corpus Christi Holdings, LLC and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Fair value of the level 3 liquefaction supply derivatives
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company recorded fair value of level 3 liquefaction supply derivatives of $506 million as of December 31, 2024, which included the fair value of IPM agreements. The IPM agreements are natural gas supply contracts for the operation of the liquefied natural gas facilities. The fair value of the IPM agreements is developed using internal models, including option pricing models. The models incorporate significant unobservable inputs, including future prices of energy units in unobservable periods and volatility.
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

Houston, Texas
February 19, 2025

CHENIERE CORPUS CHRISTI HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Revenues
LNG revenues	$3,599	$3,845	$6,336
LNG revenues—affiliate	1,281	1,620	3,027
Total revenues	4,880	5,465	9,363

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding items shown separately below)	1,184	(3,178)	9,656
Cost of sales—affiliate	96	171	103
Operating and maintenance expense	524	479	458
Operating and maintenance expense—affiliate	117	116	121
Operating and maintenance expense—related party	24	9	9
General and administrative expense	8	6	8
General and administrative expense—affiliate	44	45	38
Depreciation and amortization expense	457	449	445
Other operating costs and expenses	3	2	6
Total operating costs and expenses (recoveries)	2,457	(1,901)	10,844

Income (loss) from operations	2,423	7,366	(1,481)

Other income (expense)
Interest expense, net of capitalized interest	(65)	(217)	(432)
Loss on modification or extinguishment of debt	(3)	(10)	(37)
Other income, net	10	11	8
Total other expense	(58)	(216)	(461)

Net income (loss)	$2,365	$7,150	$(1,942)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2024	2023
ASSETS
Current assets
Restricted cash and cash equivalents	$113	$175
Trade and other receivables, net of current expected credit losses	194	180
Trade receivables—affiliate	190	213
Advances to affiliates	180	116
Inventory	132	124
Current derivative assets	21	19
Other current assets, net	22	18
Total current assets	852	845

Property, plant and equipment, net of accumulated depreciation	16,254	14,992
Derivative assets	1,805	823
Other non-current assets, net	423	316
Total assets	$19,334	$16,976

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$87	$105
Accrued liabilities	523	595
Accrued liabilities—related party	3	1
Due to affiliates	76	49
Current derivative liabilities	635	455
Other current liabilities	25	20
Other current liabilities—affiliate	1	—
Total current liabilities	1,350	1,225

Long-term debt, net of unamortized discount and debt issuance costs	4,830	6,311
Derivative liabilities	652	847
Other non-current liabilities	40	58
Other non-current liabilities—affiliate	2	3
Total liabilities	6,874	8,444

Commitments and contingencies (see Note 14)

Member’s equity	12,460	8,532
Total liabilities and member’s equity	$19,334	$16,976

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2021	$1,281	$1,281
Contributions (excluding items shown separately below)	2,182	2,182
Non-cash contribution of CCL Stage III entity from affiliate (see Note 14)	(1,482)	(1,482)
Other non-cash contribution from affiliate (see Note 9)	1,245	1,245
Distributions	(200)	(200)
Net loss	(1,942)	(1,942)
Balance at December 31, 2022	1,084	1,084
Contributions (excluding item shown separately below)	180	180
Non-cash contribution from affiliate (see Note 9)	398	398
Distributions	(280)	(280)
Net income	7,150	7,150
Balance at December 31, 2023	8,532	8,532
Contributions (excluding the item shown separately below)	415	415
Non-cash contribution from affiliate (see Note 9)	1,514	1,514
Non-cash asset contribution from Cheniere (see Note 11)	34	34
Distributions	(400)	(400)
Net income	2,365	2,365
Balance at December 31, 2024	$12,460	$12,460

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$2,365	$7,150	$(1,942)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	457	449	445
Amortization of discount and debt issuance costs	9	11	20
Loss on modification or extinguishment of debt	3	10	37
Total losses (gains) on derivative instruments, net	(985)	(5,825)	3,243
Net cash provided by (used for) settlement of derivative instruments	(14)	7	(155)
Interest expense relieved by parent	23	2	29
Other	7	4	4
Changes in operating assets and liabilities:
Trade and other receivables	(13)	168	(68)
Trade receivables—affiliate	23	26	76
Inventory	(9)	50	(22)
Other current assets	(3)	74	(65)
Accounts payable and accrued liabilities	(37)	(347)	184
Accrued liabilities—related party	2	—	—
Total deferred revenue	(18)	(1)	42
Other non-current assets	(39)	(39)	(41)
Other, net	(2)	(2)	(1)
Other, net—affiliate	2	28	(52)
Net cash provided by operating activities	1,771	1,765	1,734

Cash flows from investing activities
Property, plant and equipment, net	(1,810)	(1,711)	(981)
Other	(20)	(11)	1
Net cash used in investing activities	(1,830)	(1,722)	(980)

Cash flows from financing activities
Proceeds from issuances of debt	—	—	440
Repayments and repurchases of debt	—	(498)	(2,419)
Contributions	415	180	2,182
Distributions	(400)	(280)	(200)
Other	(18)	(8)	(63)
Net cash used in financing activities	(3)	(606)	(60)

Net increase (decrease) in restricted cash and cash equivalents	(62)	(563)	694
Restricted cash and cash equivalents—beginning of period	175	738	44
Restricted cash and cash equivalents—end of period	$113	$175	$738

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

Through our subsidiary CCP, we also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

We are pursuing an expansion project to provide additional liquefaction capacity, and we have commenced commercialization to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the years ended December 31, 2024, 2023 and 2022.

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

Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements of derivatives and other instruments, useful lives of property, plant and equipment and certain valuations including asset retirement obligations (“AROs”), each as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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

The carrying amount of restricted cash and cash equivalents, trade and other receivables, net of current expected credit losses, accounts payable and accrued liabilities reported on the Consolidated Balance Sheets approximates fair value. The fair value of debt is the estimated amount we would have to pay to repurchase our debt in the open market, including any premium or discount attributable to the difference between the stated interest rate and market interest rate at each balance sheet date. Refer to Note 9—Debt for our debt fair value estimates, including our estimation methods.

Revenue Recognition

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer based on the delivery terms, which is the point legal title, physical possession and the risks and rewards of ownership transfer to the customer, and consists of either an FOB or DAT basis. Each individual molecule of LNG is viewed as a separate performance obligation. We allocate the contract price (including both fixed and variable fees) in each LNG sales arrangement based on the stand-alone selling price of each performance obligation as of the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer. Because of the use of the exception, variable consideration related to the sale of LNG is not included in the transaction price.
Sales generated during the commissioning phase of a Train, which includes test activities such as production and removal of LNG from storage, are offset against the cost of construction for the respective Train, as commissioning is necessary to test the facility and bring the asset to the condition necessary for its intended use. After substantial completion of a Train is achieved, fees received for LNG volumes produced are recognized as LNG revenues.

For transactions where we receive consideration from the customer, we assess whether we are the principal or the agent in the arrangement. Arrangements where we have concluded that we act as a principal are presented within our Consolidated Statements of Operations on a gross basis, and arrangements where we have concluded that we act as an agent are presented within our Consolidated Statements of Operations on a net basis.

See Note 10—Revenues for additional information regarding our LNG revenues.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of funds that are contractually or legally restricted as to usage or withdrawal and have been presented separately from cash and cash equivalents on our Consolidated Balance Sheets. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements. Pursuant to the accounts agreement entered into with the collateral trustee for the benefit of our debt holders, we are required to deposit all cash received into reserve accounts controlled by the collateral trustee.

Current Expected Credit Losses

Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers contract and payment terms, the counterparty’s established credit rating and credit worthiness and other risks or available financial assurances. We calculate the allowance for credit losses under a probability of default method applied to pools of assets with similar risk characteristics, and reflect credit enhancements such as letters of credit and guarantees to the extent that such enhancements are contractually linked to the underlying asset and with the same counterparty. Quarterly, we evaluate whether

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
our method continues to be appropriate based on historical collections and additional information as it becomes available and adjust our reserve as necessary. We record charges and reversals of current expected credit losses in our Consolidated Statements of Operations within the line item that corresponds to the nature of the underlying asset, primarily general and administrative expense.

The following table reflects the changes in our current expected credit losses (in millions):

	Year Ended December 31,
	2024	2023	2022
Current expected credit losses, beginning of period	$3	$4	$3
Charges (reversals), net	—	(1)	1
Current expected credit losses, end of period	$3	$3	$4

Inventory

LNG, natural gas and other commodity inventory are recorded at the lower of weighted average cost and net realizable value. Materials and other inventory are recorded at the lower of cost and net realizable value. Inventory is charged to expense when sold, or, for certain qualifying costs, capitalized to property, plant and equipment when issued, primarily using the weighted average method.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction and commissioning activities and costs that significantly extend the useful life or increase the functionality and/or capacity of an asset are capitalized. Expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred.

Generally, we begin capitalizing the costs of LNG terminal construction once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction.

Generally, costs that benefit us more broadly than for a specific project are capitalized prior to a project meeting the criteria otherwise necessary for capitalization and typically include land and land acquisition costs and engineering design work.

We realize offsets to LNG terminal costs for sales of commissioning cargoes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives, except land which is not depreciated. Refer to Note 5—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses on disposal are recorded in other operating costs and expenses.

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

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2024, 2023 and 2022.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Interest Capitalization

We capitalize interest costs mainly during the construction period of our LNG terminal and related assets. Upon placing the underlying asset in service, these costs are depreciated over the estimated useful life of the corresponding assets for which interest costs were incurred, except for capitalized interest associated with land, which is not depreciated.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement.

We did not have any derivative instruments designated as cash flow, fair value or net investment hedges during the years ended December 31, 2024, 2023 and 2022; therefore, the changes in the fair value of our derivative instruments are recorded in earnings.

As described in Concentration of Credit Risk below, the use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, in instances when our derivative instruments are in an asset position. Additionally, counterparties are at risk that we will be unable to meet our commitments in instances where our derivative instruments are in a liability position. We incorporate both our own nonperformance risk and the respective counterparty’s nonperformance risk in fair value measurements depending on the position of the derivative. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of any applicable credit enhancements, such as collateral postings, set-off rights and guarantees. Variation margins or other daily margining posted for exchange-traded transactions that are contractually characterized as settlement of the respective derivative position are netted against the respective derivative asset or liability positions.
We have elected to report derivative assets and liabilities under master netting arrangements with the same counterparty on a net basis. Additionally, the fair value amounts recognized as cash collateral pledged or received, such as initial margins and other collateral that are not contractually characterized as settlement of the respective derivative positions, are offset against the fair value of derivatives executed with the same counterparty under a master netting arrangement. Collateral balances not offset against a derivative position are presented on our Consolidated Balance Sheets within other current assets, net. Derivative assets and liabilities not subject to master netting arrangements are presented net when we have a legally enforceable right and the intent to offset amounts with the same counterparty.

See Note 6—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of (1) derivative instruments and (2) accounts receivable and contract assets related to our long-term SPAs, each discussed further above. Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

The use of derivative instruments exposes us to counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments. Our commodity derivatives executed over-the-counter or through an exchange are subject to nominal credit risk as these transactions often require collateral that is returned to us (or to the counterparty) on or near the settlement date or are settled on a daily margin basis with investment grade financial institutions and are primarily facilitated by independent system operators and by clearing brokers. Payments on margin deposits, either by us or by the counterparty depending on the position, are required for non-exchange traded transactions when the value of a derivative exceeds the pre-established credit limit with the counterparty. We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our derivative instruments.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Our contracted LNG sales are primarily under SPAs with terms exceeding 10 years. As of December 31, 2024, CCL had SPAs with initial terms of 10 or more years with a total of 15 third parties and had agreements with Cheniere Marketing International LLP (“Cheniere Marketing”). CCL is dependent on the respective customers’ creditworthiness and their ability to perform under their respective agreements. While substantially all of our long-term third party customer arrangements are executed with a creditworthy parent company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders.  Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs related to term notes. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees, printing costs and commitment fees. Costs associated with entering into a line of credit or on undrawn funds are presented as an asset and classified as current or non-current, consistent with the respective credit facility. As of December 31, 2024 and 2023, all of such costs were classified as other non-current assets, net, on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt and are recorded in interest expense, net of capitalized interest using the effective interest method except in the case of our credit facilities, in which discounts, premiums and debt issuance costs are amortized on a straight-line basis over the contractual term.

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

Our Corpus Christi Pipeline is subject to regulations by the FERC for proper abandonment of a pipeline, including the disconnection of the pipeline from all sources and supplies of gas and other decommissioning costs. We believe that it is not feasible to predict when the natural gas transportation services provided by the Corpus Christi Pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Corpus Christi Pipeline have no stipulated termination dates. We intend to operate the Corpus Christi Pipeline as long as supply and demand for natural gas exists in the United States and intend to maintain it regularly. For these reasons, we have not recorded an ARO associated with the Corpus Christi Pipeline.

Recent Accounting Standards

ASU 2023-07

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which we adopted on December 31, 2024. This guidance requires a public entity, including entities with a single reportable segment, to disclose significant segment expenses and other segment information on an annual and interim basis and provide in interim periods all

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Refer to Note 13—Segment Information and Customer Concentration for the required disclosures.

ASU 2024-03

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as clarified by ASU No. 2025-01 in January 2025. This guidance requires disaggregated disclosures about certain income statement expense line items on an annual and interim basis. We continue to evaluate the impact of the provisions of this guidance on our disclosures, but plan to adopt this guidance prospectively and conform with the disclosure requirements when it becomes mandatorily effective for our annual report for the year ending December 31, 2027.

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	December 31,
	2024	2023
Trade receivables	$181	$164
Other receivables	13	16
Total trade and other receivables, net of current expected credit losses	$194	$180

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2024	2023
Materials	$108	$97
LNG	16	12
Natural gas	7	13
Other	1	2
Total inventory	$132	$124

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	December 31,
	2024	2023
LNG terminal
Terminal and interconnecting pipeline facilities	$13,406	$13,333
Land	302	302
Construction-in-process	4,846	3,207
Accumulated depreciation	(2,306)	(1,858)
Total LNG terminal, net of accumulated depreciation	16,248	14,984
Fixed assets
Fixed assets	28	30
Accumulated depreciation	(22)	(22)
Total fixed assets, net of accumulated depreciation	6	8
Property, plant and equipment, net of accumulated depreciation	$16,254	$14,992

Depreciation expense was $455 million, $448 million and $444 million during the years ended December 31, 2024, 2023 and 2022, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
LNG Terminal Costs

LNG terminal costs related to the Liquefaction Project are depreciated using the straight-line depreciation method applied to groups of LNG terminal assets with varying useful lives. The identifiable components of the Liquefaction Project have depreciable lives between 6 and 50 years, as follows:

Components	Useful life (years)
LNG storage tanks	50
Natural gas pipeline facilities	40
Marine berth, electrical, facility and roads	35
Water pipelines	30
Liquefaction processing equipment	6-50
Other	10-30

Fixed Assets

Our fixed assets are recorded at cost and are depreciated on a straight-line method based on estimated lives of the individual assets or groups of assets.

NOTE 6—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas and power supply contracts, including those under our IPM agreements, for the development, commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	December 31, 2024				December 31, 2023
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$33	$506	$539	$7	$35	$(502)	$(460)

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of December 31, 2024:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$506	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.005) - $0.557 / $(0.209)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	91% - 410% / 195%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of period	$(502)	$(6,205)	$(1,221)
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	551	4,383	(1,492)
Included in cost of sales, new deals (3)	3	(1)	(2,172)
Purchases and settlements:
Purchases (4)	—	—	(1,938)
Settlements (5)	454	1,321	618
Transfers out of level 3 (6)	—	—	—
Balance, end of period	$506	$(502)	$(6,205)
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$554	$4,382	$(3,664)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives which are primarily indexed to the natural gas market and international LNG indices. As of December 31, 2024, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 7,003 TBtu and 7,774 TBtu as of December 31, 2024 and 2023, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both December 31, 2024 and 2023.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Year Ended December 31,
	2024	2023	2022
LNG revenues	$(3)	$(5)	$1
Cost (recovery) of sales	988	5,830	(3,246)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	December 31, 2024	December 31, 2023
Consolidated Balance Sheets Location
Current derivative assets	$21	$19
Derivative assets	1,805	823
Total derivative assets	1,826	842

Current derivative liabilities	(635)	(455)
Derivative liabilities	(652)	(847)
Total derivative liabilities	(1,287)	(1,302)

Derivative asset (liability), net	$539	$(460)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP that are met (in millions):

	Liquefaction Supply Derivatives
	December 31, 2024	December 31, 2023
Gross assets	$2,836	$1,184
Offsetting amounts	(1,010)	(342)
Net assets	$1,826	$842

Gross liabilities	$(1,326)	$(1,349)
Offsetting amounts	39	47
Net liabilities	$(1,287)	$(1,302)

We had collateral balances that were recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, of $5 million and $3 million as of December 31, 2024 and 2023, respectively.

NOTE 7—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$223	$184
Advances to service providers	86	34
Debt issuance costs and deferred commitment fees, net of accumulated amortization	47	33
Other	67	65
Total other non-current assets, net	$423	$316

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2024	2023
Natural gas purchases	$319	$260
Liquefaction Project costs	143	158
Interest costs and related debt fees	5	128
Other accrued liabilities	56	49
Total accrued liabilities	$523	$595

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 9—DEBT

Debt consisted of the following (in millions):

	December 31,
	2024	2023
Senior Secured Notes:
5.875% due 2025 (the “2025 CCH Senior Notes”)	$—	$1,491
5.125% due 2027	1,201	1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	6,356
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	6,356

Unamortized discount and debt issuance costs	(35)	(45)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,830	$6,311

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

Contributions from Cheniere for Extinguishment of Senior Secured Notes

During the year ended December 31, 2024, Cheniere fully retired $1.5 billion outstanding aggregate principal amount of our 2025 CCH Senior Notes. During the year ended December 31, 2023, Cheniere repurchased $400 million of certain series of our Senior Secured Notes on the open market, which were subsequently cancelled by us. Additionally, Cheniere paid interest on our behalf that was due at the time of the respective debt repayments of $23 million and $2 million during the years ended December 31, 2024 and 2023, respectively. Additionally, we recorded a non-cash charge through equity of $4 million during the year ended December 31, 2023 associated with the debt extinguishments.

The aforementioned debt extinguishment activities by Cheniere on our behalf were in accordance with the Equity Contribution Agreements, as noted in Note 11—Related Party Transactions, and recorded as net contributions from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2024 (in millions):

Years Ending December 31,	Principal Payments
2025	$—
2026	—
2027	1,277
2028	123
2029	1,299
Thereafter	2,166
Total	$4,865

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2024 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility (2)
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	110
Available commitment	$3,260	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (3)	0.525%	0.10% - 0.20%
Letter of credit fees (3)	N/A	1.0% - 1.5%
Maturity date	(4)	June 15, 2027

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
(3)The margin on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.
(4)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

Restrictive Debt Covenants

The indentures governing our senior notes and other agreements underlying our debt contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay dividends or distributions. We are restricted from making distributions under agreements governing our indebtedness generally until, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of December 31, 2024, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Total interest cost	$239	$323	$465
Capitalized interest	(174)	(106)	(33)
Total interest expense, net of capitalized interest	$65	$217	$432

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$4,865	$4,441	$6,356	$5,961

(1)As of both December 31, 2024 and 2023, $1.7 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are variable and reflective of market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$3,602	$3,850	$6,335
LNG revenues—affiliate	1,281	1,620	3,027
Total revenues from contracts with customers	4,883	5,470	9,362
Net derivative gain (loss) (see Note 6)	(3)	(5)	1
Total revenues	$4,880	$5,465	$9,363

LNG Revenues

We have numerous SPAs with third party customers for the sale of LNG on an FOB basis (delivered to the customer at the Corpus Christi LNG Terminal) or a DAT basis (delivered to the customer at their specified LNG receiving terminal). Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train; however, the term of each SPA generally commences upon the date of first commercial delivery of a specified Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 11—Related Party Transactions for additional information regarding these agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are classified as other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	December 31,
	2024	2023
Contract assets, net of current expected credit losses	$224	$186

Contract assets represent our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due. The change in contract assets between the years ended December 31, 2024 and 2023 was primarily attributable to differences between the timing of revenue recognition and the receipt of consideration related to delivery of LNG under certain SPAs.
The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2024
Deferred revenue, beginning of period	$76
Cash received but not yet recognized in revenue	5
Revenue recognized from prior period deferral	(24)
Deferred revenue, end of period	$57

We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. The change in deferred revenue as of December 31, 2024 and 2023 is primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2024		December 31, 2023
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues (2)	$47.5	9	$49.5	10
LNG revenues—affiliate	0.9	9	1.0	9
Total revenues	$48.4		$50.5

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.
(2)We may enter into contracts to sell LNG that are conditioned upon one or both of the parties achieving certain milestones such as reaching FID on a certain liquefaction Train, obtaining financing or achieving substantial completion of a Train and any related facilities. These contracts are included in the transaction price above when the conditions have been met and consideration is not otherwise constrained from ultimate pricing and receipt.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on the future prices of Henry Hub throughout the contract terms, to the extent customers elect to take delivery of their LNG, and adjustments to the consumer price index. Certain of our contracts contain additional variable

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Year Ended December 31,
	2024	2023
LNG revenues	45%	49%
LNG revenues—affiliate	81%	80%

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2024	2023	2022
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing (1)	$1,281	$1,620	$2,993
Contracts for Sale and Purchase of Natural Gas and LNG with other affiliates (2)	—	—	34
Total LNG revenues—affiliate	1,281	1,620	3,027

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG (2)	1	55	103
Cheniere Marketing Agreements (1) (3)	95	116	—
Total cost of sales—affiliate	96	171	103

Operating and maintenance expense—affiliate
Services Agreements (4)	117	116	120
Land Agreements	—	—	1
Total operating and maintenance expense—affiliate	117	116	121

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (5)	24	9	9

General and administrative expense—affiliate
Services Agreements (4)	44	45	38

(1)CCL primarily sells LNG to Cheniere Marketing, a wholly owned subsidiary of Cheniere, under SPAs and a letter agreement at a price equal to 115% of Henry Hub plus a fixed fee, except for SPAs associated with IPM agreements for which pricing is linked to international natural gas prices. In addition, CCL has an arrangement with subsidiaries of Cheniere to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price. As of December 31, 2024 and 2023, CCL had $190 million and $213 million of accounts receivable—affiliate, respectively, under these agreements with Cheniere Marketing.
(2)CCL has an agreement with Sabine Pass Liquefaction, LLC (“SPL”) that allows the parties to sell and purchase natural gas with each other. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process. As of December 31, 2024 and 2023, CCL did not have any accounts receivable—affiliate outstanding under these agreements with SPL.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(3)CCL and Cheniere Marketing have Shipping Services Agreements (“SSAs”) for the provision of certain shipping and transportation-related services associated with certain SPAs between CCL and third-party customers that are delivered to the customer at their specified LNG receiving terminal. Under the SSAs, CCL pays Cheniere Marketing a fee of 3% to 12% of Henry Hub plus a fixed fee for the shipping services provided. Deliveries under the SSAs commenced in 2023.
(4)We do not have employees and thus our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Prior to the substantial completion of each Train of the Liquefaction Project, our payments under the services agreements are primarily based on a cost reimbursement structure, and following the completion of each Train, our payments include a fixed monthly fee (indexed for inflation) per mtpa in addition to the reimbursement of costs. As of December 31, 2024 and 2023, we had $180 million and $116 million of advances to affiliates, respectively, under the services agreements. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(5)CCL is party to natural gas transportation agreements with a related party in the ordinary course of business for the operation of the Liquefaction Project. CCL recorded accrued liabilities—related party of $3 million and $1 million as of December 31, 2024 and 2023 with this related party.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 10—Revenues.

During the year ended December 31, 2024, Cheniere sold certain physical assets to a related party to support future natural gas transportation services to be provided to us involving such assets. Cheniere then contributed to us $34 million of other non-current assets obtained in the transaction.

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

Equity Contribution Agreements

We have equity contribution agreements with Cheniere and certain of its subsidiaries (the “Equity Contribution Agreements”) pursuant to which Cheniere agreed to contribute any of our Senior Secured Notes that Cheniere has repurchased to us for no consideration. During the years ended December 31, 2024 and 2023, Cheniere repurchased a total of $1.5 billion and $400 million, respectively, of certain series of our Senior Secured Notes, which were immediately contributed under the Equity Contribution Agreements to us from Cheniere and cancelled by us.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future contractual commitments which do not meet the definition of a liability as of December 31, 2024 and thus are not recognized as liabilities in our Consolidated Financial Statements. Executed contracts containing such future commitments include agreements for capital expenditures, natural gas transportation and storage services, goods and services necessary to operate our Liquefaction Project and letters of credit.
CCL has a lump sum turnkey contract with Bechtel Energy Inc. (“Bechtel”) for the engineering, procurement and construction of the Corpus Christi Stage 3 Project. As of December 31, 2024, the total contract price of the EPC contract was approximately $6.0 billion, inclusive of amounts incurred under change orders, of which we had approximately $1.9 billion remaining obligations under this contract.

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
Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2024, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

NOTE 13—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. We have contracts with subsidiaries of Cheniere for operations, maintenance and management services, and the executive team of our affiliates that oversees us is organized by function, rather than legal entity or discrete financial data oversight, with no business component managers reporting to the chief operating decision maker (“CODM”), who is our president and chief financial officer. The CODM regularly analyzes financial and operational data on a single basis of segmentation at the consolidated level, consistent with our integrated service offering, in order to allocate resources and assess performance.

The measure of profit and loss regularly provided to the CODM that is most consistent with GAAP is net income (loss), as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost (recovery) of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $1.0 billion of gains, $5.8 billion of gains and $3.1 billion of losses for the years ended December 31, 2024, 2023 and 2022, respectively. Interest income was $10 million, $9 million and $3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in interest and dividend income on our Consolidated Statements of Operations.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the United States. Total expenditures for additions to long-lived assets is reported on our Consolidated Statements of Cash Flows.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers			Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2024	2023	2022	2024	2023
Customer A	20%	22%	21%	*	13%
Customer B	13%	15%	14%	*	*
Customer C	13%	14%	14%	*	*
Customer D	*	*	*	51%	48%
Customer E	*	*	10%	*	*

* Less than 10%
The following table shows revenues from external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues from external customers to the country in which the party to the applicable agreement has its principal place of business. Substantially all of our long-lived assets are located in the United States.

	Revenues from External Customers
	Year Ended December 31,
	2024	2023	2022
Spain	$1,161	$1,355	$2,192
France	540	543	940
Singapore	525	590	1,248
Ireland	484	538	868
Indonesia	483	558	889
United States	84	81	199
Other countries	322	180	—
Total	$3,599	$3,845	$6,336

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for interest on debt, net of amounts capitalized	$140	$223	$280
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment (1)	62	148	78
Contributions from Cheniere for extinguishment of Senior Secured Notes (see Note 9) (1)	1,491	400	1,217
Conveyance of other non-current assets from Cheniere for infrastructure support (see Note 11)	34	—	17
Contribution of CCL Stage III entity from Cheniere	—	—	1,482

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2024, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2024 and 2023 (in millions):

	Fiscal 2024	Fiscal 2023
Audit Fees	$1	$1

Audit Fees—Audit fees for 2024 and 2023 include fees associated with the audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2024 and 2023.

Tax Fees—There were no tax fees in 2024 and 2023.

Other Fees—There were no other fees in 2024 and 2023.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of Cheniere has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2024 and 2023.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	CCH	S-4	3.1	1/5/2017
3.2	Certificate of Correction to Certificate of Formation of the Company	CCH	S-4	3.2	1/5/2017
3.3	Amended and Restated Limited Liability Company Agreement of the Company	CCH	S-4	3.3	1/5/2017
3.4	Certificate of Formation of CCL	CCH	S-4	3.4	1/5/2017
3.5	Amended and Restated Limited Liability Company Agreement of CCL	CCH	S-4	3.5	1/5/2017

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.6	Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.6	1/5/2017
3.7	Certificate of Correction to Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.7	1/5/2017
3.8	Amended and Restated Limited Liability Company Agreement of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.8	1/5/2017
3.9	Certificate of Limited Partnership of CCP	CCH	S-4	3.9	1/5/2017
3.10	Certificate of Amendment to Certificate of Limited Partnership of CCP	CCH	S-4	3.10	1/5/2017
3.11	Amended and Restated Agreement of Limited Partnership of CCP	CCH	S-4	3.11	1/5/2017
4.1	Indenture, dated as of May 18, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	5/18/2016
4.2	First Supplemental Indenture, dated as of December 9, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	12/9/2016
4.3	Second Supplemental Indenture, dated as of May 19, 2017, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	5/19/2017
4.4	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.3 above)	CCH	8-K	4.1	5/19/2017
4.5	Third Supplemental Indenture, dated September 6, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/12/2019
4.6	Indenture, dated as of September 27, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and the Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/30/2019
4.7	Form of 4.80% Senior Secured Note due December 31, 2039 (Included as Exhibit A-1 to Exhibit 4.6 above)	CCH	8-K	4.1	9/30/2019
4.8	Indenture, dated as of October 17, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	10/18/2019
4.9	Form of 3.925% Senior Secured Note due December 31, 2039 (Included as Exhibit A to Exhibit 4.8 above)	CCH	8-K	4.1	10/18/2019
4.10	Fourth Supplemental Indenture, dated as of November 13, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	11/13/2019
4.11	Form of 3.700% Senior Secured Note due 2029 (Included as Exhibit A-1 to Exhibit 4.10 above)	CCH	8-K	4.1	11/13/2019
4.12	Fifth Supplemental Indenture, dated as of August 24, 2021, among the Company, as issuer, CCL, CCP, and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/24/2021
4.13	Form of 2.742% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.12 above)	CCH	8-K	4.1	8/24/2021
4.14	Indenture, dated as of August 20, 2020, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/21/2020
4.15	Form of 3.52% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.14 above)	CCH	8-K	4.1	8/21/2020
10.1	Amended and Restated Pledge Agreement, dated May 22, 2018, among Cheniere CCH HoldCo I, LLC and Société Générale as Security Trustee	CCH	8-K	10.4	5/24/2018
10.2	Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among the Company and Cheniere	CCH	8-K	10.5	5/24/2018

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.3	Second Amended and Restated Term Loan Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent	CCH	8-K	10.1	6/22/2022
10.4	First Amendment to Second A&R Term Loan Facility Agreement, dated April 19, 2024	CCH	10-Q	10.2	8/8/2024
10.5	Second Amended and Restated Common Terms Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time	CCH	8-K	10.3	6/22/2022
10.6	First Amendment to Second A&R Common Terms Agreement, dated April 19, 2024	CCH	10-Q	10.3	8/8/2024
10.7	Second Amended and Restated Common Security and Account Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank	CCH	8-K	10.4	6/22/2022
10.8	First Amendment to Second A&R Common Security and Account Agreement, dated April 19, 2024	CCH	10-Q	10.4	8/8/2024
10.9	Second Amended and Restated Working Capital Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Working Capital Facility Agent and Société Générale as Security Trustee	CCH	8-K	10.2	6/22/2022
10.10	First Amendment to Second A&R Working Capital Facility Agreement, dated April 19, 2024	CCH	10-Q	10.5	8/8/2024
10.11	Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Energy Inc	CEI	10-Q	10.1	5/4/2022
10.12	Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL Stage III and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Maintaining Elevated Ground Flare Option, dated March 28, 2022, (ii) the Change Order CO-00002 Package 7 Pre-Investment of Trains 8 and 9 (Without Site Work), dated April 29, 2022 and (iii) the Change Order CO-00003 Modifications to Insurance Language, dated June 13, 2022 (Portions of this exhibit have been omitted.)	CCH	10-Q	10.6	8/4/2022
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
		CCH	10-Q	10.1	11/3/2022

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.14	Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-000010 Insurance Provisional Sum Interim Adjustment, dated September 13, 2022 and (ii) the Change Order CO-000011 Package 6 Descope and Transfer to Owner, dated September 14, 2022 (Portions of this exhibit have been omitted.)	CCH	10-K	10.10	2/23/2023
10.15
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
10.16
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
		CCH	10-Q	10.1	8/3/2023

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.17
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
10.18
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
		CCH	10-K	10.14	2/21/2024

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.19
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00073 Amendment to Add Provisional Sums for the Performance and Attendance Bonus (PAB) and Saturday Work Shift Program, dated November 6, 2023, (ii) the Change Order CO-00074 Q3 2023 Commodity Price Rise and Fall Adjustment (Final Attachment MM Adjustment), dated November 6, 2023, (iii) the Change Order CO-00075 Surcharge Fill Material Transportation, dated October 11, 2023, (iv) the Change Order CO-00076 FERC Package #3 Firewall Layout (310R18), dated November 6, 2023, (v) the Change Order CO-00077 Site Plan Update Package #2 - Re-route Heavy Haul Road, dated November 2, 2023, (vi) the Change Order CO-00078 Firewater Loop Interconnect with CCL Stage 1 and CCL Stage 2, dated December 6, 2023, (vii) the Change Order CO-00079 Refrigerant Loading Manifold Design Changes, dated December 6, 2023, (viii) the Change Order CO-00080 CCL Tank(s) “A” and “C” Tie-in Long Lead Item Purchases Package #2, dated January 26, 2024, (ix) the Change Order CO-00081 CCL Tank(s) “A” and “C” Tie-in Bridging Engineering (Through 29-Mar-2024), dated February 8, 2024, (x) the Change Order CO-00082 ISA 84 Owner Requested Changes, dated January 24, 2024, (xi) the Change Order CO-00083 HAZOP Package #5 (“Phase Three Items”), dated October 19, 2023, (xii) the Change Order CO-00084 CCL Tank(s) “A” and “C” Long-Lead Item Purchases Package #3, dated March 4, 2024, (xiii) the Change Order CO-00085 Site Plan Update Package #3 - Fencing, dated January 17, 2024 (Portions of this exhibit have been omitted.)
		Cheniere	10-Q	10.1	5/3/2024
10.20
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
		Cheniere	10-Q	10.1	8/8/2024
10.21
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
		Cheniere	10-Q	10.1	10/31/2024

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.22*
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00093 Local Temperature Indication at LNG Rundown Line, dated September 23, 2024, (ii) the Change Order CO-00094 Tie-In Connection for Future Isopentane Injection, dated October 21, 2024, (iii) the Change Order CO-00095 Flame Detection Coverage Package #1, dated October 21, 2024, (iv) the Change Order CO-00096 Metering Telemetry in GIS Substation, dated November 13, 2024, (v) the Change Order CO-00097 Sifting and Sorting Operations, dated October 1, 2024, and (vi) the Change Order CO-000-98 Acceleration Program Provisional Sum, dated December 20, 2024 (Portions of this exhibit have been omitted.)

10.23	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCL	CCH	S-4	10.14	1/5/2017
10.24	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCP	CCH	S-4	10.15	1/5/2017
10.25	LNG Sale and Purchase Agreement (FOB), dated April 1, 2014, between CCL (Seller) and Endesa Generación, S.A. (Buyer)	Cheniere	8-K	10.1	4/2/2014
10.26	LNG Sale and Purchase Agreement (FOB), dated April 7, 2014, between CCL (Seller) and Endesa S.A. (Buyer)	Cheniere	8-K	10.1	4/8/2014
10.27	Assignment and Amendment Agreement, dated April 7, 2014, among Endesa Generación S.A., Endesa S.A. and CCL	Cheniere	10-Q	10.3	5/1/2014
10.28	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.9	10/30/2015
10.29	Amendment No. 2 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.10	10/30/2015
10.30	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 1, 2014, between CCL and Endesa S.A. (assignee of Endesa Generacion S.A.), as amended	CCH	10-Q	10.2	8/3/2023
10.31	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 7, 2014, between CCL and Endesa S.A., as amended	CCH	10-Q	10.3	8/3/2023
10.32	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated March 20, 2015, between CCL (Seller) and PT Pertamina (Persero) (Buyer)	Cheniere	10-Q	10.5	4/30/2015
10.33	Amendment No. 1, dated February 4, 2016, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between CCL and PT Pertamina (Persero), dated March 20, 2015	CCH	S-4	10.22	1/5/2017
10.34	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)	CCH	10-Q	10.1	11/1/2019
10.35	LNG Sale and Purchase Agreement (FOB), dated June 2, 2014, between CCL (Seller) and Gas Natural Fenosa LNG SL (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere	8-K	10.1	6/2/2014
10.36	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 27, 2018, between CCL (Seller) and Gas Natural Fenosa LNG GOM, Limited (Buyer)	CCH	10-Q	10.5	5/4/2018
10.37	Second Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	8-K	10.6	6/22/2022
10.38	LNG Sale and Purchase Agreement (EOG Early IPM), dated December 30, 2019, between CCL (Seller) and Cheniere Marketing International LLP (Buyer)	CCH	10-K	10.34	2/25/2020

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
10.39	Letter Agreement regarding changes to the EOG Early IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.50	11/3/2022
10.40	Letter agreement regarding change from LIBOR to SOFR, dated June 26, 2023, to LNG Sale and Purchase Agreement (EOG Early IPM) between CCL and Cheniere Marketing International LLP, dated December 30, 2019, as amended	CCH	10-Q	10.4	8/3/2023
10.41	LNG Sale and Purchase Agreement (ARC), dated June 15, 2022, between CCL Stage III and Cheniere Marketing International LLP	CCH	8-K	10.50	6/22/2022
10.42	Letter Agreement regarding changes to the ARC IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.40	11/3/2022
10.43	LNG Sale and Purchase Agreement (Apache Corporation), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.20	11/3/2022
10.44	LNG Sale and Purchase Agreement (EOG Resources, Inc.), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.30	11/3/2022
10.45	Letter agreement, dated May 2, 2022, regarding the Amended and Restated LNG Sale and Purchase Agreement (FOB), dated November 28, 2014, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.10	5/4/2022
10.46	Amended and Restated Shipping Services Agreement in relation to the CPC SPA, dated October 28, 2024, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.2	10/31/2024
10.47	Amended and Restated Shipping Services Agreement in relation to the Foran SPA, dated October 28, 2024 between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.3	10/31/2024
10.48	Amended and Restated Shipping Services Agreement in relation to the Orlen SPA, dated October 28, 2024 between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.4	10/31/2024
21.1	Subsidiaries of the Company	CCH	10-K	21.1	2/23/2023
22.1*	List of Issuers and Guarantor Subsidiaries
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383) and CCH (SEC File No. 333-215435), as applicable.
*	Filed herewith.
**	Furnished herewith.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zach Davis	Manager, President and Chief Financial Officer (Principal Executive and Financial Officer)	February 19, 2025
Zach Davis

/s/ David Slack	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
David Slack