Form 10-Q
period 2025-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2025-05-08
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
LNG revenues	$1,078	$875
LNG revenues—affiliate	508	242
Total revenues	1,586	1,117

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,535	829
Cost of sales—affiliate	30	1
Operating and maintenance expense	141	131
Operating and maintenance expense—affiliate	31	29
Operating and maintenance expense—related party	8	2
General and administrative expense	1	2
General and administrative expense—affiliate	11	11
Depreciation and amortization expense	118	113
Total operating costs and expenses	1,875	1,118

Loss from operations	(289)	(1)

Other income (expense)
Interest expense, net of capitalized interest	(4)	(37)
Other income, net	3	2
Total other expense	(1)	(35)

Net loss	$(290)	$(36)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$74	$113
Trade and other receivables, net of current expected credit losses	211	194
Trade receivables—affiliate	285	190
Advances to affiliates	112	180
Inventory	137	132
Current derivative assets	24	21
Other current assets, net	28	22
Total current assets	871	852

Property, plant and equipment, net of accumulated depreciation	16,544	16,254
Derivative assets	994	1,805
Other non-current assets, net	453	423
Total assets	$18,862	$19,334

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$100	$87
Accrued liabilities	611	523
Accrued liabilities—related party	3	3
Due to affiliates	57	76
Current derivative liabilities	554	635
Other current liabilities	24	25
Other current liabilities—affiliate	1	1
Total current liabilities	1,350	1,350

Long-term debt, net of unamortized discount and debt issuance costs	4,831	4,830
Derivative liabilities	590	652
Other non-current liabilities	35	40
Other non-current liabilities—affiliate	1	2
Total liabilities	6,807	6,874

Member’s equity	12,055	12,460
Total liabilities and member’s equity	$18,862	$19,334

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	$12,055	$12,055

Three Months Ended March 31, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	$8,532	$8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	$8,676	$8,676

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(290)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	118	113
Amortization of discount and debt issuance costs	2	2
Total losses on derivative instruments, net	682	323
Net cash provided by (used for) settlement of derivative instruments	(17)	7
Other	(1)	1
Changes in operating assets and liabilities:
Trade and other receivables	(16)	62
Trade receivables—affiliate	(87)	137
Advances to affiliates	33	2
Inventory	(4)	12
Other current assets	(14)	(4)
Accounts payable and accrued liabilities	(17)	(221)
Due to affiliates	(10)	(20)
Accrued liabilities—related party	(1)	—
Total deferred revenue	(6)	(5)
Other, net	1	(2)
Other, net—affiliate	(1)	(1)
Net cash provided by operating activities	372	370

Cash flows from investing activities
Property, plant and equipment, net of proceeds on commissioning sales of LNG of $35 million and zero, respectively	(290)	(599)
Other	(2)	(10)
Net cash used in investing activities	(292)	(609)

Cash flows from financing activities
Contributions	—	180
Distributions	(115)	—
Other	(4)	(4)
Net cash provided by (used in) financing activities	(119)	176

Net decrease in restricted cash and cash equivalents	(39)	(63)
Restricted cash and cash equivalents—beginning of period	113	175
Restricted cash and cash equivalents—end of period	$74	$112

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) with total expected production capacity of over 25 mtpa of LNG, of which over 8 mtpa remains under construction. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “Liquefaction Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. In addition to the Corpus Christi Stage 3 Project, we are pursuing an expansion project to provide additional liquefaction capacity, and we are commercializing to support the additional liquefaction capacity associated with this potential expansion project. The development of this project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before we make a positive FID.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2025 and 2024.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Trade receivables	$188	$181
Other receivables	23	13
Total trade and other receivables, net of current expected credit losses	$211	$194

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Materials	$116	$108
LNG	14	16
Natural gas	6	7
Other	1	1
Total inventory	$137	$132

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$14,504	$13,406
Land	403	302
Construction-in-process	4,053	4,846
Accumulated depreciation	(2,423)	(2,306)
Total LNG terminal, net of accumulated depreciation	16,537	16,248
Fixed assets
Fixed assets	30	28
Accumulated depreciation	(23)	(22)
Total fixed assets, net of accumulated depreciation	7	6
Property, plant and equipment, net of accumulated depreciation	$16,544	$16,254

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$117	$113
Offsets to LNG terminal costs (1)	45	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning volumes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Corpus Christi Stage 3 Project during the testing phase for its construction.

NOTE 5—DERIVATIVE INSTRUMENTS

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$14	$(140)	$(126)	$—	$33	$506	$539

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. As applicable to our natural gas supply contracts, our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2025:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(140)	Market approach incorporating present value techniques	Henry Hub basis spread	$(4.950) - $0.050 / $(0.262)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	91% - 374% / 191%

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

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$506	$(502)
Realized and change in fair value losses included in net loss (1):
Included in cost of sales, existing deals (2)	(764)	(422)
Included in cost of sales, new deals (3)	(1)	(4)
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	120	106
Transfers out of level 3 (6)	(1)	—
Balance, end of period	$(140)	$(822)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(765)	$(426)

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or natural gas price indices. As of March 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,905 TBtu and 7,003 TBtu as of March 31, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2025 and December 31, 2024.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2025	2024
LNG revenues	$1	$—
Cost of sales	(683)	(323)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2025	December 31, 2024
Consolidated Balance Sheets Location
Current derivative assets	$24	$21
Derivative assets	994	1,805
Total derivative assets	1,018	1,826

Current derivative liabilities	(554)	(635)
Derivative liabilities	(590)	(652)
Total derivative liabilities	(1,144)	(1,287)

Derivative asset (liability), net	$(126)	$539

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2025	December 31, 2024
Gross assets	$2,248	$2,836
Offsetting amounts	(1,230)	(1,010)
Net assets	$1,018	$1,826

Gross liabilities	$(1,169)	$(1,326)
Offsetting amounts	25	39
Net liabilities	$(1,144)	$(1,287)

We had collateral balances that were recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, of $14 million and $5 million as of March 31, 2025 and December 31, 2024, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Natural gas purchases	$340	$319
Liquefaction Project costs	192	143
Interest costs and related debt fees	55	5
Other accrued liabilities	24	56
Total accrued liabilities	$611	$523

NOTE 7—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2025	2024
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	4,865

Unamortized discount and debt issuance costs	(34)	(35)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,831	$4,830

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2025 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	110
Available commitment	$3,260	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.10% - 0.20%
Letter of credit fees (1)	N/A	1.0% - 1.5%
Maturity date	(2)	June 15, 2027

(1)The margin on the interest rate, the commitment fees and the letter of credit fees is subject to change based on the applicable entity’s credit rating.
(2)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied.

As of March 31, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Total interest cost	$54	$77
Capitalized interest	(50)	(40)
Total interest expense, net of capitalized interest	$4	$37

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$4,865	$4,493	$4,865	$4,441

(1)As of March 31, 2025 and December 31, 2024, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,077	$875
LNG revenues—affiliate	508	242
Total revenues from contracts with customers	1,585	1,117
Net derivative gain (see Note 5)	1	—
Total revenues	$1,586	$1,117

For the three months ended March 31, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$235	$224

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2025
Deferred revenue, beginning of period	$57
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(6)
Deferred revenue, end of period	$51

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$47.1	9	$47.5	9
LNG revenues—affiliate	0.9	9	0.9	9
Total revenues	$48.0		$48.4

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned. Certain of our contracts contain additional variable consideration based on the outcome of contingent events and the movement of various indexes. We have not included such variable consideration in the transaction price to the extent the consideration is considered constrained due to the uncertainty of ultimate pricing and receipt.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2025	2024
LNG revenues	56%	46%
LNG revenues—affiliate	82%	85%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$508	$242

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	2	1
Cheniere Marketing Agreements	28	—
Total cost of sales—affiliate	30	1

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	31	29

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	8	2

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	11

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million and $2 million of operating and maintenance expense from the investee during the three months ended March 31, 2025 and 2024, respectively.
Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2024 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreements.

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net loss, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss is a significant noncash item of changes in the fair value of our derivative instruments, which was $684 million and $329 million in losses for the three months ended March 31, 2025 and 2024, respectively. Interest income was $2 million for both the three months ended March 31, 2025 and 2024, which is included in interest and dividend income on our Consolidated Statements of Operations.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers		Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2025	2024	2025	2024
Customer A	20%	20%	*	*
Customer B	14%	13%	*	*
Customer C	12%	12%	*	*
Customer D	*	*	56%	51%

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$1	$60
Non-cash investing activities (1):
Unpaid purchases of property, plant and equipment, net (2)	176	82
Unpaid purchases of other non-current assets	17	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected on commissioning sales of LNG of $10 million and zero, respectively.

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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 25 mtpa of LNG, of which over 8 mtpa remains under construction. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. In March 2025, substantial completion of Train 1 of the Corpus Christi Stage 3 Project was achieved. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Stage 3 Project, the “Liquefaction Project”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of March 31, 2025, we have contracted approximately 90% of the total anticipated production from the Liquefaction Project, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. In March 2025, the FERC authorized under the Natural Gas Act of 1938, as amended (the “NGA”) an expansion adjacent to the Liquefaction Project consisting of two midscale Trains with an expected total production capacity of approximately 3 mtpa of LNG (the “CCL Midscale Trains 8 & 9 Project”). For this project, we previously received authorization from the DOE in July 2023 to export LNG to FTA countries. This expansion may be developed and constructed by an affiliate of ours outside of the Liquefaction Project and has a potential for expanded production capacity as a result of debottlenecking activities. We are commercializing to support the additional liquefaction capacity associated with this potential expansion project. The development of the Midscale Trains 8 & 9 Project or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In March 2025, we received authorization from the FERC under the NGA to site, construct and operate the CCL Midscale Trains 8 & 9 Project.

Operational

•As of May 1, 2025, approximately 1,140 cumulative LNG cargoes totaling approximately 80 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In February 2025, the first cargo of LNG was produced from the Corpus Christi Stage 3 Project and in March 2025, substantial completion of Train 1 of the Corpus Christi Stage 3 Project was achieved.

Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024	Variance
Revenues
LNG revenues	$1,078	$875	$203
LNG revenues—affiliate	508	242	266
Total revenues	1,586	1,117	469

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,535	829	706
Cost of sales—affiliate	30	1	29
Operating and maintenance expense	141	131	10
Operating and maintenance expense—affiliate	31	29	2
Operating and maintenance expense—related party	8	2	6
General and administrative expense	1	2	(1)
General and administrative expense—affiliate	11	11	—
Depreciation and amortization expense	118	113	5
Total operating costs and expenses	1,875	1,118	757

Loss from operations	(289)	(1)	(288)

Other income (expense)
Interest expense, net of capitalized interest	(4)	(37)	33
Other income, net	3	2	1
Total other expense	(1)	(35)	34

Net loss	$(290)	$(36)	$(254)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31, 2025
	Operational	Commissioning	Total
Volumes loaded and recognized as revenues (in TBtu)	197	6	203

Net loss

Net income declined by $254 million during the three months ended March 31, 2025 as compared to the same period of 2024. The decline was primarily attributable to a $355 million unfavorable change in fair value of agreements accounted for as derivative instruments, where certain factors, including geopolitical and trade uncertainties, weather, transportation and storage, generally resulted in widening market-based locational price differentials for U.S. natural gas deliveries and persistent global LNG and natural gas index price volatility. This unfavorable variance was partially offset by an increase in production volume, as further described below under the caption Revenues.

The following is an additional discussion of the significant drivers of the variance in net loss by line item:
Revenues

The $469 million increase in revenues during the three months ended March 31, 2025 as compared to the same period of 2024 was primarily attributable to a $373 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing and a $102 million increase from higher production volume, primarily due to the first of seven midscale Trains from the expansion of the Corpus Christi LNG Terminal (the “Corpus Christi Stage 3 Project”) achieving substantial completion in March 2025.

Operating costs and expenses

The $757 million increase in operating costs and expenses during the three months ended March 31, 2025 as compared to the same period of 2024 was attributable to a $385 million increase in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices and $356 million of additional losses from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, as further described above under the caption Net loss.

Other income (expense)

The favorable variance between the three months ended March 31, 2025 as compared to the same period of 2024 was attributable to a $33 million decrease in interest expense, net of capitalized interest, due to a $23 million decrease in gross interest costs resulting from debt reduction activities and a $10 million increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction. The daily average debt balance decreased from $6.4 billion during the three months ended March 31, 2024 to $4.9 billion during the same period of 2025 as debt continued to be paid down as a part of Cheniere’s long-term capital allocation plan.

Significant factor affecting our results of operations

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three months ended March 31, 2025, we realized offsets to LNG terminal costs of $45 million corresponding to 6 TBtu of LNG that were related to the sale of commissioning volumes. We did not record any offsets to LNG terminal costs during the three months ended March 31, 2024.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project is currently under construction and is expected to add over 10 mtpa of operational liquefaction capacity once all seven Trains reach substantial completion. Substantial completion was achieved for the first Train of the Corpus Christi Stage 3 Project in March 2025. The increased LNG volumes produced by these Trains are expected to result in higher revenues and cost of sales.

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

March 31, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$74
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,724

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2025. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Corpus Christi Stage 3 Project

In March 2025, substantial completion of the first of seven midscale Trains of the Corpus Christi Stage 3 Project was achieved. The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of March 31, 2025:

Corpus Christi Stage 3 Project
Overall project completion percentage	82.5%
Completion percentage of:
Engineering	98.2%
Procurement	99.8%
Subcontract work	89.8%
Construction	53.7%
Date of expected substantial completion of remaining Trains	1H 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$372	$370
Net cash used in investing activities	(292)	(609)
Net cash provided by (used in) financing activities	(119)	176
Net decrease in restricted cash and cash equivalents	$(39)	$(63)

Operating Cash Flows

The $2 million increase between the periods was primarily related to cash flows attributed to working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows in both periods primarily were for construction costs for the Corpus Christi Stage 3 Project, which were $321 million and $509 million during the three months ended March 31, 2025 and 2024, respectively, as well as for optimization and other site improvement projects. The $188 million decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to the timing of cash payments under the related EPC contract.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2025	2024
Contributions	$—	$180
Distributions	(115)	—
Other	(4)	(4)
Net cash provided by (used in) financing activities	$(119)	$176

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

	March 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(126)	$2,112	$539	$2,174
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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 1A.    RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024. Except as presented below, there have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of the three Trains and related facilities of the Liquefaction Project and the two midscale Trains and related facilities for the Midscale Trains 8 & 9 Project, as well as the seven midscale Trains and related facilities for the Corpus Christi Stage 3 Project as well as orders under Section 7 of the NGA authorizing the construction and operation of the Corpus Christi Pipeline. To date, the DOE has also issued orders under Section 3 of the NGA authorizing CCL to export domestically produced LNG. The Midscale Trains 8 & 9 Project is currently our only project pending non-FTA export approval with the DOE. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

Following its investigation of the maritime, logistics and shipbuilding sector in China, the Office of the U.S. Trade Representative (the “USTR”) has mandated restrictions on the maritime transport services for LNG exports and, if the restrictions are not met, the USTR stated it may direct the suspension of LNG export licenses until the terms of the restrictions are met. Among other things, the restrictions mandate that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047. These restrictions will not apply to a vessel for up to three years if the vessel owner orders and takes delivery of a U.S.-built vessel of equivalent or greater LNG capacity. The USTR stated it will continue to monitor effects of its action and will consider modification if appropriate. While we are monitoring developments of the restrictions, the potential impact of the restrictions on us and the LNG industry remains uncertain as the USTR stated that it will consult with the DOE and other relevant agencies, as appropriate, to provide notice and further technical information on the restrictions.

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

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: the Change Order CO-00099 #57 Crushed Rock for Surface Paving - ISBL Areas, dated January 24, 2025 (Portions of this exhibit have been omitted.)

22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 20, 2025)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 7, 2025	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 7, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)