Form 10-Q
period 2025-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2025-08-07
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,097	$842	$2,175	$1,717
LNG revenues—affiliate	418	266	926	508
Total revenues	1,515	1,108	3,101	2,225

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	(488)	(105)	1,047	724
Cost of sales—affiliate	—	46	30	47
Operating and maintenance expense	142	139	283	270
Operating and maintenance expense—affiliate	34	27	65	56
Operating and maintenance expense—related party	8	3	16	5
General and administrative expense	2	1	3	3
General and administrative expense—affiliate	12	10	23	21
Depreciation and amortization expense	124	113	242	226
Other operating costs and expenses	—	4	—	4
Total operating costs and expenses (recoveries)	(166)	238	1,709	1,356

Income from operations	1,681	870	1,392	869

Other income (expense)
Interest expense, net of capitalized interest	(9)	(14)	(13)	(51)
Loss on modification or extinguishment of debt	—	(3)	—	(3)
Other income, net	2	2	5	4
Other income—affiliate	16	—	16	—
Total other income (expense)	9	(15)	8	(50)

Net income	$1,690	$855	$1,400	$819

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$46	$113
Trade and other receivables, net of current expected credit losses	199	194
Trade receivables—affiliate	199	190
Advances to affiliates	117	180
Inventory	146	132
Current derivative assets	9	21
Prepaid expenses	27	12
Other current assets, net	27	10
Total current assets	770	852

Property, plant and equipment, net of accumulated depreciation	17,489	16,254
Derivative assets	2,133	1,805
Other non-current assets, net	550	423
Total assets	$20,942	$19,334

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$72	$87
Accrued liabilities	427	523
Accrued liabilities—related party	3	3
Due to affiliates	37	76
Current derivative liabilities	512	635
Other current liabilities	22	25
Other current liabilities—affiliate	1	1
Total current liabilities	1,074	1,350

Long-term debt, net of unamortized discount and debt issuance costs	4,833	4,830
Derivative liabilities	485	652
Other non-current liabilities	32	40
Other non-current liabilities—affiliate	1	2
Total liabilities	6,425	6,874

Member’s equity	14,517	12,460
Total liabilities and member’s equity	$20,942	$19,334

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Six Months Ended June 30, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	12,055	12,055
Contributions (excluding the item shown separately below)	275	275
Non-cash contribution (see Note 1)	497	497
Net income	1,690	1,690
Balance at June 30, 2025	$14,517	$14,517

Three and Six Months Ended June 30, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	$8,532	$8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	8,676	8,676
Contributions (excluding the item shown separately below)	130	130
Non-cash contribution (see Note 7)	1,515	1,515
Net income	855	855
Balance at June 30, 2024	$11,176	$11,176

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$1,400	$819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	242	226
Amortization of discount and debt issuance costs	4	3
Total gains on derivative instruments, net	(618)	(217)
Net cash provided by settlement of derivative instruments	12	—
Other	2	31
Changes in operating assets and liabilities:
Trade and other receivables	(3)	11
Trade receivables—affiliate	(8)	31
Inventory	(13)	14
Other current assets	(19)	(20)
Accounts payable and accrued liabilities	(58)	(124)
Due to affiliates	(35)	3
Total deferred revenue	(11)	(9)
Other, net	(27)	(33)
Other, net—affiliate	16	(12)
Net cash provided by operating activities	884	723

Cash flows from investing activities
Property, plant and equipment, net of proceeds on commissioning sales of LNG of $44 million and zero, respectively	(1,100)	(1,029)
Other	(3)	(19)
Net cash used in investing activities	(1,103)	(1,048)

Cash flows from financing activities
Contributions	275	310
Distributions	(115)	—
Other	(8)	(9)
Net cash provided by financing activities	152	301

Net decrease in restricted cash and cash equivalents	(67)	(24)
Restricted cash and cash equivalents—beginning of period	113	175
Restricted cash and cash equivalents—end of period	$46	$151

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) with total expected production capacity of over 30 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

As noted above, we are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. Subsequently, in August 2025, the second midscale Train of the Corpus Christi Stage 3 Project reached substantial completion. In addition to the Corpus Christi Stage 3 Project, on June 17, 2025, Cheniere’s board of directors (the “Board”) made a positive FID with respect to two additional midscale Trains with an expected total production capacity of approximately 5 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”). Upon FID of the Midscale Trains 8 & 9 Project, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related construction-in-process and other non-current assets recognized by the subsidiary totaling $373 million and $124 million, respectively, were contributed to CCL.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2025 and 2024.

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

Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Trade receivables	$176	$181
Other receivables	23	13
Total trade and other receivables, net of current expected credit losses	$199	$194

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Materials	$125	$108
LNG	11	16
Natural gas	9	7
Other	1	1
Total inventory	$146	$132

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$14,503	$13,406
Land	407	302
Construction-in-process	5,113	4,846
Accumulated depreciation	(2,541)	(2,306)
Total LNG terminal, net of accumulated depreciation	17,482	16,248
Fixed assets
Fixed assets	30	28
Accumulated depreciation	(23)	(22)
Total fixed assets, net of accumulated depreciation	7	6
Property, plant and equipment, net of accumulated depreciation	$17,489	$16,254

The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$123	$113	$240	$226
Offsets to LNG terminal costs (1)	2	—	47	—

(1)We recognize offsets to LNG terminal costs related to the sale of commissioning volumes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Corpus Christi Stage 3 Project during the testing phase for its construction.

NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas and power supply contracts, including our IPM agreements, for the development, commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset	$—	$8	$1,137	$1,145	$—	$33	$506	$539

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2025:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$1,137	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.330) - $0.228 / $(0.212)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	74% - 361% / 167%

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

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$(140)	$(822)	$506	$(502)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	1,131	511	330	66
Included in cost of sales, new deals (3)	—	—	(1)	(2)
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	146	77	304	204
Transfers out of level 3 (6)	—	—	(2)	—
Balance, end of period	$1,137	$(234)	$1,137	$(234)
Favorable changes in fair value relating to instruments still held at the end of the period	$1,131	$511	$329	$64

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or natural gas price indices. As of June 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,719 TBtu and 7,003 TBtu as of June 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both June 30, 2025 and December 31, 2024.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues	$1	$2	$2	$2
Cost (recovery) of sales	1,299	538	616	215

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2025	December 31, 2024
Consolidated Balance Sheets Location
Current derivative assets	$9	$21
Derivative assets	2,133	1,805
Total derivative assets	2,142	1,826

Current derivative liabilities	(512)	(635)
Derivative liabilities	(485)	(652)
Total derivative liabilities	(997)	(1,287)

Derivative asset, net	$1,145	$539

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2025	December 31, 2024
Gross assets	$3,377	$2,836
Offsetting amounts	(1,235)	(1,010)
Net assets	$2,142	$1,826

Gross liabilities	$(1,051)	$(1,326)
Offsetting amounts	54	39
Net liabilities	$(997)	$(1,287)

We had collateral balances that were recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, of $16 million and $5 million as of June 30, 2025 and December 31, 2024, respectively.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Natural gas purchases	$294	$319
Liquefaction Project costs	87	143
Interest costs and related debt fees	5	5
Other accrued liabilities	41	56
Total accrued liabilities	$427	$523

NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2025	2024
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	4,865

Unamortized discount and debt issuance costs	(32)	(35)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,833	$4,830

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2025 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Letters of credit issued	—	110
Available commitment	$3,260	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.10% - 0.20%
Letter of credit fees (1)	N/A	1.0% - 1.5%
Maturity date	(2)	June 15, 2027

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Contribution from Cheniere for Extinguishment of Senior Secured Notes

In April 2024, Cheniere fully retired $1.5 billion outstanding aggregate principal amount of our 5.625% Senior Secured Notes due 2025. Additionally, Cheniere paid interest on our behalf that was due at the time of the respective debt repayments of $23 million.

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

As of June 30, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total interest cost	$54	$55	$108	$132
Capitalized interest	(45)	(41)	(95)	(81)
Total interest expense, net of capitalized interest	$9	$14	$13	$51

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Senior Secured Notes	$4,865	$4,518	$4,865	$4,441

(1)As of June 30, 2025 and December 31, 2024, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,096	$840	$2,173	$1,715
LNG revenues—affiliate	418	266	926	508
Total revenues from contracts with customers	1,514	1,106	3,099	2,223
Net derivative gain (see Note 5)	1	2	2	2
Total revenues	$1,515	$1,108	$3,101	$2,225

For the three and six months ended June 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$245	$224

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2025
Deferred revenue, beginning of period	$57
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(11)
Deferred revenue, end of period	$46

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$46.7	9	$47.5	9
LNG revenues—affiliate	0.8	9	0.9	9
Total revenues	$47.5		$48.4

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price, and allocable to wholly unsatisfied future performance obligations or otherwise constrained, will vary based

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues	56%	39%	57%	43%
LNG revenues—affiliate	84%	85%	83%	85%

NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$418	$266	$926	$508

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	2	1
Cheniere Marketing Agreements	—	46	28	46
Total cost of sales—affiliate	—	46	30	47

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	34	27	65	56

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	8	3	16	5

General and administrative expense—affiliate
Services Agreements (see Note 1)	12	10	23	21

Other income—affiliate
Services Agreements (see Note 1) (2)	16	—	16	—

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million of operating and maintenance expense from the investee during the six months ended June 30, 2025 and $3 million and $5 million of operating and maintenance expense from the investee during the three and six months ended June 30, 2024, respectively.
(2)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments to, for the affiliate to pay operating expenses on their behalf pursuant to its operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. Prospectively, the affiliate will allocate such income to our subsidiaries in each period.

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

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Included in the measure of profit and loss are significant noncash items of changes in the fair value of our derivative instruments, which were $1.3 billion and $621 million in gains for the three and six months ended June 30, 2025, respectively, and $547 million and $218 million in gains for the same periods of 2024, respectively. Interest income, which is included in interest and dividend income on our Consolidated Statements of Operations, was $3 million and $5 million for the three and six months ended June 30, 2025, respectively, and $2 million and $4 million for the same periods of 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	20%	21%	20%	21%	*	*
Customer B	13%	14%	14%	14%	*	*
Customer C	14%	12%	13%	12%	*	*
Customer D	10%	*	*	*	*	*
Customer E	*	*	*	*	53%	51%

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$10	$65
Non-cash investing activities (1):
Unpaid purchases of property, plant and equipment, net (2)	45	193
Transfers to property, plant and equipment from other non-current assets	24	—
Non-cash contribution of assets (See Note 1)	497	—
Contribution from Cheniere for extinguishment of Senior Secured Notes (see Note 7)	—	1,491

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected on commissioning sales of LNG of $3 million and zero, respectively.

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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, including approximately 14 mtpa under construction as of June 30, 2025, inclusive of estimated debottlenecking opportunities. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

We are constructing an expansion of the Corpus Christi LNG Terminal that is expected to add over 10 mtpa of operational liquefaction capacity across seven midscale Trains once fully completed (the “Corpus Christi Stage 3 Project”), inclusive of the first midscale Train that reached substantial completion in March 2025. Subsequently, in August 2025, the second midscale Train of the Corpus Christi Stage 3 Project reached substantial completion. In addition to the Corpus Christi Stage 3 Project, on June 17, 2025, Cheniere’s board of directors (the “Board”) made a positive FID with respect to additional two midscale Trains with an expected total production capacity of approximately 5 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”) and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 18, 2025. Non-FTA export authorization on the Midscale Trains 8 & 9 Project is pending with the DOE.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of June 30, 2025, we have contracted over 85% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of any future expansions, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In July 2025, we and another subsidiary of Cheniere submitted a request to initiate the pre-filing review process with the FERC under the National Environmental Policy Act for the CCL Stage 4 Expansion Project, a potential further expansion of the Corpus Christi LNG Terminal with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
•In June 2025, Cheniere’s Board made a positive FID with respect to the investment in the development, construction and operation of the CCL Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under a fixed price separated turnkey EPC contract, which was novated to CCL, to commence construction of the CCL Midscale Trains 8 & 9 Project.
•In March 2025, we received authorization from the FERC under the NGA to site, construct and operate the CCL Midscale Trains 8 & 9 Project.

Operational

•As of August 1, 2025, over 1,190 cumulative LNG cargoes totaling over 80 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March and August 2025, substantial completions of Trains 1 and 2, respectively, of the Corpus Christi Stage 3 Project were achieved.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,097	$842	$255	$2,175	$1,717	$458
LNG revenues—affiliate	418	266	152	926	508	418
Total revenues	1,515	1,108	407	3,101	2,225	876

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	(488)	(105)	(383)	1,047	724	323
Cost of sales—affiliate	—	46	(46)	30	47	(17)
Operating and maintenance expense	142	139	3	283	270	13
Operating and maintenance expense—affiliate	34	27	7	65	56	9
Operating and maintenance expense—related party	8	3	5	16	5	11
General and administrative expense	2	1	1	3	3	—
General and administrative expense—affiliate	12	10	2	23	21	2
Depreciation and amortization expense	124	113	11	242	226	16
Other operating costs and expenses	—	4	(4)	—	4	(4)
Total operating costs and expenses (recoveries)	(166)	238	(404)	1,709	1,356	353

Income from operations	1,681	870	811	1,392	869	523

Other income (expense)
Interest expense, net of capitalized interest	(9)	(14)	5	(13)	(51)	38
Loss on modification or extinguishment of debt	—	(3)	3	—	(3)	3
Other income, net	2	2	—	5	4	1
Other income—affiliate	16	—	16	16	—	16
Total other income (expense)	9	(15)	24	8	(50)	58

Net income	$1,690	$855	$835	$1,400	$819	$581

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized as revenues (in TBtu)	199	—	199	396	6	402

Net income

Net income increased by $835 million and $581 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024. The increases were primarily attributable to favorable changes of $758 million and $403 million, respectively, in fair value of agreements accounted for as derivative instruments, primarily due to widening market-based locational price differentials for U.S. natural gas deliveries and the relative estimated convergence of applicable global and U.S. domestic natural gas prices. Additionally contributing to the increases was an increase in production volume, as further described below under the caption Revenues.

The following is an additional discussion of the significant drivers of the variance in net income by line item:
Revenues

The $407 million and $876 million increases in revenues between the three and six months ended June 30, 2025, respectively, as compared to the same periods of 2024, respectively, were primarily attributable to $289 million and

$661 million increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing and $111 million and $213 million increases, respectively, from higher production volume, primarily due to the first of seven midscale Trains from the Corpus Christi Stage 3 Project achieving substantial completion in March 2025.
Operating costs and expenses (recoveries)

The favorable variance of $404 million between the three months ended June 30, 2025 and 2024 was primarily attributable to $759 million of gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, as further described above under the caption Net income, partially offset by a $296 million increase in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices. The unfavorable variance of $353 million between the six months ended June 30, 2025 and 2024 was primarily attributable to a $681 million increase in cost of natural gas feedstock, partially offset by $403 million of gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, both as described for the variance for the three month periods. Additionally, operating and maintenance expense increased between the comparable three and six month periods due to additional expenses as a result of substantial completion of Train 1 of the Corpus Christi Stage 3 Project in March 2025, partially offset by non-recurrence of increased consumables and chemicals cost in the comparable prior periods.

Other income (expense)

The favorable variance of $24 million between the three months ended June 30, 2025 and 2024 was primarily attributable to a $16 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 9—Related Party Transactions of our Notes to Consolidated Financial Statements. The favorable variance of $58 million between the six months ended June 30, 2025 and 2024 was primarily attributable to a $38 million decrease in interest expense, net of capitalized interest, due to a $24 million decrease in gross interest costs as a result of the full retirement in April 2024 of $1.5 billion of the 5.875% Senior Secured Notes due 2025, reducing the daily average debt balance from $5.6 billion during the six months ended June 30, 2024 to $4.9 billion during the same period of 2025, and a $14 million increase in the extent of interest costs qualifying for capitalization, given the higher carrying value of assets under construction, primarily associated with the Corpus Christi Stage 3 Project. Also contributing to the favorable variances between the six month periods was the $16 million increase in other income—affiliate, as described for the variance for the three month periods.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and six months ended June 30, 2025, we realized offsets to LNG terminal costs of $2 million and $47 million, respectively, corresponding to 0.4 MMBtu and 6 TBtu, respectively, of LNG that were related to the sale of commissioning volumes. We did not record any offsets to LNG terminal costs during the three and six months ended June 30, 2024.

Business Seasonality

Our quarterly results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and CCL Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa, of which approximately 14 mtpa is still under construction or commissioning as of June 30, 2025, of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion. Substantial completion was achieved for the first Train of the Corpus Christi Stage 3 Project in March 2025. Additionally, first LNG was produced from the second Train of the Corpus Christi Stage 3 Project in June 2025, and substantial completion was achieved in August 2025. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

Liquidity and Capital Resources

The following information describes our ability to generate and obtain adequate amounts of cash to meet our requirements in the short term and the long term. In the short term, we expect to meet our cash requirements using operating cash flows and available liquidity, consisting of restricted cash and cash equivalents and available commitments under our credit facilities. Additionally, we expect to meet our long term cash requirements by using operating cash flows and other future potential sources of liquidity, which may include debt offerings or contributions from Cheniere.

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$46
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,696

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2025. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Corpus Christi LNG Terminal Expansion

In March 2025, substantial completion of the first of seven midscale Trains of the Corpus Christi Stage 3 Project was achieved. Additionally, first LNG was produced from the second Train of the Corpus Christi Stage 3 Project in June 2025, and substantial completion was achieved in August 2025. In June 2025, Cheniere’s Board made a positive FID with respect to the CCL Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under an EPC contract for a contract price of approximately $2.9 billion, subject to adjustment only by change order, and a guaranteed substantial completion date within the second half of 2028. The project completion and construction status for the CCL Midscale Trains 8 & 9 Project as of June 30, 2025 was not yet available.

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project as of June 30, 2025:

Corpus Christi Stage 3 Project
Overall project completion percentage	86.7%
Completion percentage of:
Engineering	98.9%
Procurement	99.8%
Subcontract work	91.6%
Construction	64.9%
Date of expected substantial completion of remaining Trains	2H 2025 - 2H 2026

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$884	$723
Net cash used in investing activities	(1,103)	(1,048)
Net cash provided by financing activities	152	301
Net decrease in restricted cash and cash equivalents	$(67)	$(24)

Operating Cash Flows

The $161 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from increased Henry Hub pricing and higher production volume largely due to the first of seven midscale Trains from the Corpus Christi Stage 3 Project achieving substantial completion in March 2025. Also contributing to the increase was working capital, which increased mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows in both periods were primarily for construction costs for the Corpus Christi Stage 3 Project, which were $741 million and $909 million during the six months ended June 30, 2025 and 2024, respectively, as well as for optimization and other site improvement projects. The $168 million decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to the timing of cash payments under the related EPC contract. Further contributing to our investing net cash outflows for the six months ended June 30, 2025 was $302 million of costs paid, primarily related to procurement, for the CCL Midscale Trains 8 & 9 Project. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the CCL Midscale Trains 8 & 9 Project as construction progresses on these projects.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2025	2024
Contributions	$275	$310
Distributions	(115)	—
Other	(8)	(9)
Net cash provided by financing activities	$152	$301

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

	June 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$1,145	$2,030	$539	$2,174
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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2024, except for the updates presented in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 5.    OTHER INFORMATION

On August 1, 2025, CCL and Cheniere Marketing International LLP (“Cheniere Marketing”) entered into a Shipping Services Agreement for the provision of certain shipping and transportation-related services associated with the SPA between CCL and PTT Global LNG Co. Ltd.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-000100 HAZOP Provisional Sum Closure, dated August 24, 2024, (ii) the Change Order CO-00101 Hot Oil Spools and Heat Exchange Coating Specification, dated March 5, 2025, (iii) the Change Order CO-00102 Reconciliation (Tax) - Change Orders CO-00014 through CO-00061, dated February 2, 2024, (iv) the Change Order CO-00103 Lube Oil for Refrigeration Compressor, dated April 30, 2025, (v) the Change Order CO-00104 Miscellaneous Scope Revisions, dated March 13, 2025, (vi) the Change Order CO-00105 FERC and PHMSA (DOT) Support Hours (2024 Period), dated May 16, 2025, (vii) the Change Order CO-00106 Closure of Performance and Attendance Bonus (PAB) and Saturday Work Shift Program Provisional Sum, dated May 16, 2025, (viii) the Change Order CO-00107 P&ID Natives for Trains 1-2 and OSBL Phase 1, dated May 16, 2025, (ix) the Change Order CO-00108 Stormwater Sampling Outfall 003 (Small Triangle Area), dated May 22, 2025, and (x) the Change Order CO-00109 Owner Request for Train 1 Refrigerant Staging (Standby Driver), dated May 22, 2025 (Portions of this exhibit have been omitted.)

10.2*	Shipping Services Agreement in relation to the PTT SPA, dated August 1, 2025, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 20, 2025)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 6, 2025	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 6, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)