Form 10-Q
period 2025-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2025-10-30
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
LNG revenues	$1,054	$885	$3,229	$2,602
LNG revenues—affiliate	424	335	1,350	843
Total revenues	1,478	1,220	4,579	3,445

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	106	192	1,153	916
Cost of sales—affiliate	27	25	57	72
Operating and maintenance expense	146	125	429	395
Operating and maintenance expense—affiliate	35	28	100	84
Operating and maintenance expense—related party	8	10	24	15
General and administrative expense	2	3	5	6
General and administrative expense—affiliate	11	11	34	32
Depreciation and amortization expense	131	115	373	341
Other operating costs and expenses	—	—	—	4
Total operating costs and expenses	466	509	2,175	1,865

Income from operations	1,012	711	2,404	1,580

Other income (expense)
Interest expense, net of capitalized interest	(4)	(8)	(17)	(59)
Loss on modification or extinguishment of debt	—	—	—	(3)
Other income, net	1	3	6	7
Other income—affiliate	—	—	16	—
Total other income (expense)	(3)	(5)	5	(55)

Net income	$1,009	$706	$2,409	$1,525

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$66	$113
Trade and other receivables, net of current expected credit losses	202	194
Trade receivables—affiliate	174	190
Advances to affiliates	54	180
Inventory	147	132
Current derivative assets	26	21
Prepaid expenses	20	12
Other current assets, net	27	10
Total current assets	716	852

Property, plant and equipment, net of accumulated depreciation	18,129	16,254
Derivative assets	2,550	1,805
Other non-current assets, net	419	423
Total assets	$21,814	$19,334

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$90	$87
Accrued liabilities	470	523
Accrued liabilities—related party	3	3
Due to affiliates	66	76
Current derivative liabilities	379	635
Other current liabilities	18	25
Other current liabilities—affiliate	1	1
Total current liabilities	1,027	1,350

Long-term debt, net of unamortized discount and debt issuance costs	4,834	4,830
Derivative liabilities	395	652
Other non-current liabilities	31	40
Other non-current liabilities—affiliate	1	2
Total liabilities	6,288	6,874

Member’s equity	15,526	12,460
Total liabilities and member’s equity	$21,814	$19,334

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
(unaudited)

Three and Nine Months Ended September 30, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	12,055	12,055
Contributions (excluding the item shown separately below)	275	275
Non-cash contribution (see Note 1)	497	497
Net income	1,690	1,690
Balance at June 30, 2025	14,517	14,517
Net income	1,009	1,009
Balance at September 30, 2025	$15,526	$15,526

Three and Nine Months Ended September 30, 2024
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2023	$8,532	$8,532
Contributions	180	180
Net loss	(36)	(36)
Balance at March 31, 2024	8,676	8,676
Contributions (excluding the item shown separately below)	130	130
Non-cash contribution (see Note 7)	1,515	1,515
Net income	855	855
Balance at June 30, 2024	11,176	11,176
Contributions (excluding the item shown separately below)	105	105
Non-cash asset contribution from Cheniere (see Note 9)	34	34
Distributions	(200)	(200)
Net income	706	706
Balance at September 30, 2024	$11,821	$11,821

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$2,409	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	373	341
Amortization of discount and debt issuance costs	6	7
Total gains on derivative instruments, net	(1,266)	(553)
Net cash provided by (used for) settlement of derivative instruments	3	(3)
Interest expense relieved by parent	—	23
Other	3	9
Changes in operating assets and liabilities:
Trade and other receivables	(1)	28
Trade receivables—affiliate	20	43
Advances to affiliates	77	3
Inventory	(14)	7
Accounts payable and accrued liabilities	(75)	(174)
Accrued liabilities—related party	(1)	2
Other non-current assets	(15)	(30)
Other, net	(45)	(34)
Other, net—affiliate	(5)	(17)
Net cash provided by operating activities	1,469	1,177

Cash flows from investing activities
Property, plant and equipment, net of proceeds on commissioning sales of LNG of $81 million and zero, respectively	(1,659)	(1,455)
Other, net	(4)	(20)
Net cash used in investing activities	(1,663)	(1,475)

Cash flows from financing activities
Contributions	275	415
Distributions	(115)	(200)
Other	(13)	(14)
Net cash provided by financing activities	147	201

Net decrease in restricted cash and cash equivalents	(47)	(97)
Restricted cash and cash equivalents—beginning of period	113	175
Restricted cash and cash equivalents—end of period	$66	$78

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 12 mtpa was under construction and the remainder was in operation as of September 30, 2025. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 7 mtpa under construction and the remainder in operation from the first two midscale Trains that have reached substantial completion as of September 30, 2025 (subsequently, in October 2025, the third midscale Train reached substantial completion); and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of September 30, 2025. Cheniere’s board of directors made a positive FID with respect to the Midscale Trains 8 & 9 Project on June 17, 2025, and issued a full notice to proceed with construction to Bechtel Energy Inc. effective June 18, 2025. Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related construction-in-process and other non-current assets recognized by the subsidiary totaling $373 million and $124 million, respectively, were contributed to CCL.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2025 and 2024.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2025.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Trade receivables	$193	$181
Other receivables	9	13
Total trade and other receivables, net of current expected credit losses	$202	$194

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Materials	$133	$108
LNG	11	16
Natural gas	3	7
Other	—	1
Total inventory	$147	$132

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	$15,408	$13,406
Land	452	302
Construction-in-process	4,933	4,846
Accumulated depreciation	(2,671)	(2,306)
Total LNG terminal, net of accumulated depreciation	18,122	16,248
Fixed assets
Fixed assets	31	28
Accumulated depreciation	(24)	(22)
Total fixed assets, net of accumulated depreciation	7	6
Property, plant and equipment, net of accumulated depreciation	$18,129	$16,254

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The following table shows depreciation expense and offsets to LNG terminal costs (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$130	$113	$370	$339
Offsets to LNG terminal costs (1)	45	—	92	—

(1)We recognized offsets to LNG terminal costs related to the sale of commissioning volumes because these amounts were earned or loaded prior to the start of commercial operations of the respective Trains of the Liquefaction Project during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset	$—	$29	$1,773	$1,802	$—	$33	$506	$539

We value the Liquefaction Supply Derivatives using a market or option-based approach incorporating present value techniques, as needed, which incorporates observable commodity price curves, when available, and other relevant data.

We include a significant portion of the Liquefaction Supply Derivatives as Level 3 within the valuation hierarchy as the fair value is developed through the use of internal models, which incorporate significant unobservable inputs. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2025:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$1,773	Market approach incorporating present value techniques	Henry Hub basis spread	$(0.638) - $0.180 / $(0.171)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	74% - 391% / 174%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,137	$(234)	$506	$(502)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	506	210	793	307
Included in cost of sales, new deals (3)	(1)	(6)	(1)	(6)
Purchases and settlements:
Purchases (4)	—	—	—	—
Settlements (5)	130	135	476	307
Transfers out of level 3 (6)	1	3	(1)	2
Balance, end of period	$1,773	$108	$1,773	$108
Favorable changes in fair value relating to instruments still held at the end of the period	$505	$204	$792	$301

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
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period, which continue to exist at the end of the period.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or natural gas price indices. As of September 30, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years,

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,575 TBtu and 7,003 TBtu as of September 30, 2025 and December 31, 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both September 30, 2025 and December 31, 2024.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues	$—	$(2)	$2	$—
Cost of sales	648	338	1,264	553

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with commodity derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2025	December 31, 2024
Consolidated Balance Sheets Location
Current derivative assets	$26	$21
Derivative assets	2,550	1,805
Total derivative assets	2,576	1,826

Current derivative liabilities	(379)	(635)
Derivative liabilities	(395)	(652)
Total derivative liabilities	(774)	(1,287)

Derivative asset, net	$1,802	$539

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2025	December 31, 2024
Gross assets	$3,730	$2,836
Offsetting amounts	(1,154)	(1,010)
Net assets	$2,576	$1,826

Gross liabilities	$(820)	$(1,326)
Offsetting amounts	46	39
Net liabilities	$(774)	$(1,287)

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
The table below shows the collateral balances that are recorded within other current assets and other current liabilities that are not netted on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	September 30,	December 31,
		2025	2024
Liquefaction Supply Derivatives	Other current assets, net	$9	$5
Liquefaction Supply Derivatives	Other current liabilities	1	—
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Natural gas purchases	$257	$319
Liquefaction Project costs	102	143
Interest costs and related debt fees	55	5
Other accrued liabilities	56	56
Total accrued liabilities	$470	$523

NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2025	2024
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	4,865

Unamortized discount and debt issuance costs	(31)	(35)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,834	$4,830

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2025 (in millions):

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

As of September 30, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total interest cost	$54	$53	$162	$185
Capitalized interest	(50)	(45)	(145)	(126)
Total interest expense, net of capitalized interest	$4	$8	$17	$59

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$4,865	$4,608	$4,865	$4,441

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of September 30, 2025 and December 31, 2024, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$1,054	$887	$3,227	$2,602
LNG revenues—affiliate	424	335	1,350	843
Total revenues from contracts with customers	1,478	1,222	4,577	3,445
Net derivative gain (loss) (see Note 5)	—	(2)	2	—
Total revenues	$1,478	$1,220	$4,579	$3,445

For the three and nine months ended September 30, 2025 and 2024, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$253	$224

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2025
Deferred revenue, beginning of period	$57
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(18)
Deferred revenue, end of period	$39

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$46.3	9	$47.5	9
LNG revenues—affiliate	0.8	9	0.9	9
Total revenues	$47.1		$48.4

(1)The weighted average recognition timing represents an estimate of the number of years during which we shall have recognized half of the unsatisfied transaction price.

The following potential future sources of revenue are omitted from the table above under exemptions we have elected: (1) all performance obligations that are part of a contract that has an original expected duration of one year or less and (2) substantially all variable consideration under our SPAs that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation when that performance obligation qualifies as a series. The amount of revenue from variable fees that is not included in the transaction price, and allocable to wholly unsatisfied future performance obligations or otherwise constrained, will vary based on (1) the future prices of the underlying variable index, primarily Henry Hub, throughout the contract terms, to the extent customers elect to take delivery of their LNG, (2) adjustments to the consumer price index and (3) the outcome of certain contingent events, including the achievement of milestones upon which delivery of LNG under certain contracts is conditioned.

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues	53%	44%	56%	43%
LNG revenues—affiliate	80%	84%	82%	85%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
LNG revenues—affiliate
SPAs and Letter Agreements with Cheniere Marketing, LLC (“Cheniere Marketing”)	$424	$335	$1,350	$843

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	—	2	1
Cheniere Marketing Agreements	27	25	55	71
Total cost of sales—affiliate	27	25	57	72

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	34	28	99	84
Land Agreements	1	—	1	—
Total operating and maintenance expense—affiliate	35	28	100	84

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	8	10	24	15

General and administrative expense—affiliate
Services Agreements (see Note 1)	11	11	34	32

Other income—affiliate
Services Agreements (see Note 1) (2)	—	—	16	—

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million of operating and maintenance expense from the investee during the nine months ended September 30, 2025 and $2 million and $7 million of operating and maintenance expense from the investee during the three and nine months ended September 30, 2024, respectively.
(2)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments so that the affiliate may pay operating expenses on their behalf pursuant to their operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. Prospectively, the affiliate will allocate such income to our subsidiaries in the same period the affiliate earns such interest and dividend income.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $645 million and $338 million in gains for the three months ended September 30, 2025 and 2024, respectively, and $1.3 billion and $556 million in gains for the nine months ended September 30, 2025 and 2024, respectively. Interest income, which is included in other income, net on our Consolidated Statements of Operations, was $1 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $6 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The concentration of our customer credit risk in excess of 10% of total revenues and/or trade and other receivables, net of current expected credit losses and contract assets, net of current expected credit losses was as follows:

	Percentage of Total Revenues from External Customers				Percentage of Trade and Other Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2025	2024	2025	2024	2025	2024
Customer A	19%	17%	20%	19%	*	*
Customer B	13%	13%	13%	13%	*	*
Customer C	10%	16%	12%	13%	*	*
Customer D	11%	*	*	*	*	*
Customer E	*	*	*	*	53%	51%
Customer F	*	*	*	*	11%	*

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for interest on debt, net of amounts capitalized	$9	$122
Non-cash investing activities (1):
Unpaid purchases of property, plant and equipment (2)	118	60
Transfers to property, plant and equipment from other non-current assets	24	—
Non-cash contribution of assets (See Note 1)	497	—
Contribution from Cheniere for extinguishment of Senior Secured Notes (see Note 7)	—	1,491
Conveyance of other non-current assets from Cheniere for infrastructure support (see Note 9)	—	34

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected on commissioning sales of LNG of $11 million and zero, respectively.

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

LNG is natural gas (primarily methane) in liquid form and is a cleaner dispatchable fuel for power generation. The LNG we produce is shipped all over the world, converted back into natural gas (called “regasification”) and then transported via pipeline to homes and businesses and used as an energy source that is essential for heating, cooking and other industrial uses.

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, including over 12 mtpa under construction as of September 30, 2025, inclusive of estimated debottlenecking opportunities. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 7 mtpa under construction and the remainder in operation from the first two midscale Trains that have reached substantial completion as of September 30, 2025 (subsequently, in October 2025, the third midscale Train reached substantial completion); and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of September 30, 2025. Cheniere’s board of directors made a positive FID with respect to the Midscale Trains 8 & 9 Project on June 17, 2025, and issued a full notice to proceed with construction to Bechtel Energy Inc. effective June 18, 2025. Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related assets recognized by the subsidiary were contributed to CCL. Non-FTA export authorization on the Midscale Trains 8 & 9 Project is pending with the DOE.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of September 30, 2025, we have contracted over 85% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation.

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

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-Q include the following:

Strategic

•In July 2025, we and another subsidiary of Cheniere submitted a request to initiate the pre-filing review process with the FERC under the National Environmental Policy Act for a potential further expansion of the Corpus Christi LNG Terminal with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
•In June 2025, Cheniere’s Board made a positive FID with respect to the investment in the development, construction and operation of the Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under a fixed price separated turnkey EPC contract, which was novated to CCL, to commence construction of the Midscale Trains 8 & 9 Project.
•In March 2025, we received authorization from the FERC under the Natural Gas Act of 1938, as amended to site, construct and operate the Midscale Trains 8 & 9 Project.

Operational

•As of October 24, 2025, approximately 1,250 cumulative LNG cargoes totaling over 85 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March and August 2025, substantial completions of Trains 1 and 2, respectively, of the Corpus Christi Stage 3 Project were achieved. Subsequently in October 2025, Train 3 of the Corpus Christi Stage 3 Project achieved substantial completion.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Variance	2025	2024	Variance
Revenues
LNG revenues	$1,054	$885	$169	$3,229	$2,602	$627
LNG revenues—affiliate	424	335	89	1,350	843	507
Total revenues	1,478	1,220	258	4,579	3,445	1,134

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	106	192	(86)	1,153	916	237
Cost of sales—affiliate	27	25	2	57	72	(15)
Operating and maintenance expense	146	125	21	429	395	34
Operating and maintenance expense—affiliate	35	28	7	100	84	16
Operating and maintenance expense—related party	8	10	(2)	24	15	9
General and administrative expense	2	3	(1)	5	6	(1)
General and administrative expense—affiliate	11	11	—	34	32	2
Depreciation and amortization expense	131	115	16	373	341	32
Other operating costs and expenses	—	—	—	—	4	(4)
Total operating costs and expenses	466	509	(43)	2,175	1,865	310

Income from operations	1,012	711	301	2,404	1,580	824

Other income (expense)
Interest expense, net of capitalized interest	(4)	(8)	4	(17)	(59)	42
Loss on modification or extinguishment of debt	—	—	—	—	(3)	3
Other income, net	1	3	(2)	6	7	(1)
Other income—affiliate	—	—	—	16	—	16
Total other income (expense)	(3)	(5)	2	5	(55)	60

Net income	$1,009	$706	$303	$2,409	$1,525	$884

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	205	7	212	601	13	614

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	191	—	191	555	—	555

Net income

Net income increased by $303 million and $884 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024. The increases were primarily attributable to:
•$307 million and $709 million, respectively, of favorable changes in the fair value of agreements accounted for as derivative instruments largely due to changes in market-based locational forward price differentials for U.S. natural gas deliveries, partially offset for the three month periods by unfavorable movements on our IPM agreements due to the relative change in volatilities of applicable global and U.S. domestic natural gas prices;

•$30 million and $199 million, respectively, of increased LNG revenues, net of cost of sales and excluding derivatives, which were primarily the result of increased production volume due to the substantial completions of Trains 1 and 2 of the Corpus Christi Stage 3 Project in March 2025 and August 2025, respectively; and
•$42 million decrease in interest expense, net of capitalized interest expense between the comparable nine month periods.
Partially offsetting these favorable changes between the comparable three and nine month periods were $26 million and $59 million increases, respectively, in operating and maintenance expense (including affiliate and related party) and $16 million and $32 million increases, respectively, in depreciation and amortization expense due to the substantial completions of Trains 1 and 2 of the Corpus Christi Stage 3 Project.

The following is an expanded discussion of the significant drivers of the variance in net income by line item:
Revenues

The $258 million and $1.1 billion increases in revenues between the three and nine months ended September 30, 2025, respectively, as compared to the same periods of 2024, were primarily attributable to $155 million and $827 million increases, respectively, from higher pricing per MMBtu as a result of increased Henry Hub pricing and $100 million and $302 million increases, respectively, from higher production volume, as described above under the caption Net income.
Operating costs and expenses

The favorable variance of $43 million between the three months ended September 30, 2025 and 2024 and the unfavorable variance of $310 million between the nine months ended September 30, 2025 and 2024 were primarily attributable to:
•$305 million and $707 million, respectively, of gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales as further described above under the caption Net income, partially offset between the comparable three month periods and fully offset between the nine month periods by:
•$205 million and $885 million increases, respectively, in cost of natural gas feedstock, largely due to the increase in U.S. natural gas prices and to a lesser degree, increased volume of LNG delivered; and
•$26 million and $59 million increases, respectively, in operating and maintenance expense (including affiliate and related party) and $16 million and $32 million increases, respectively, in depreciation and amortization expense as a result of the substantial completions of Trains 1 and 2 of the Corpus Christi Stage 3 Project in March 2025 and August 2025, respectively.

Other income (expense)

The variance between the three months ended September 30, 2025 and 2024 was negligible. The favorable variance of $60 million between the nine months ended September 30, 2025 and 2024 was primarily attributable to a $42 million decrease in interest expense, net of capitalized interest, due to a $23 million decrease in gross interest costs as a result of the full retirement in April 2024 of $1.5 billion of the 5.875% Senior Secured Notes due 2025, reducing the daily average debt balance from $5.4 billion during the nine months ended September 30, 2024 to $4.9 billion during the same period of 2025, and a $19 million increase in capitalized interest costs, given the higher carrying value of assets under construction, primarily associated with the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project. Also contributing to the favorable variances between the comparable nine month periods was the $16 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 9—Related Party Transactions of our Notes to Consolidated Financial Statements.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and nine months ended September 30, 2025, we realized offsets to LNG terminal costs of $45 million and $92 million, respectively, corresponding to 7 TBtu and 13 TBtu, respectively, of LNG that were related to the sale of commissioning volumes. We did not record any offsets to LNG terminal costs during the three and nine months ended September 30, 2024.

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

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa, of which over 12 mtpa is still under construction or commissioning as of September 30, 2025, of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion. Substantial completions of the first two midscale Trains have been achieved as of September 30, 2025, and subsequently in October 2025, substantial completion for the third midscale Train was achieved. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$66
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	3,260
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,650

Total available liquidity	$4,716

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2025. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2025 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Corpus Christi LNG Terminal Expansion

As of September 30, 2025, substantial completions of the first two of seven midscale Trains of the Corpus Christi Stage 3 Project were achieved. Additionally, In June 2025, our Board made a positive FID with respect to the Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under an EPC contract for a contract price of approximately $2.9 billion, subject to adjustment only by change order.

The following table summarizes the project completion and construction status of both the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as of September 30, 2025:

	Corpus Christi Stage 3 Project	Midscale Trains 8 & 9 Project
Overall project completion percentage	90.5%	21.2%
Completion percentage of:
Engineering	99.4%	57.6%
Procurement	100.0%	33.4%
Subcontract work	93.3%	3.6%
Construction	75.0%	0.0%
Date of expected substantial completion of remaining Trains	2H 2025 - 2H 2026 (1)	2H 2028

(1)In October 2025, substantial completion of Train 3 of the Corpus Christi Stage 3 Project was achieved.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,469	$1,177
Net cash used in investing activities	(1,663)	(1,475)
Net cash provided by financing activities	147	201
Net decrease in restricted cash and cash equivalents	$(47)	$(97)

Operating Cash Flows

The $292 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from increased Henry Hub pricing and higher production volume largely due to the substantial completions of Trains 1 and 2 of the Corpus Christi Stage 3 Project in March 2025 and August 2025, respectively. Also contributing to the increase was working capital, which increased mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.

Investing Cash Flows

Our investing net cash outflows primarily related to: (1) construction costs for the Corpus Christi Stage 3 Project, which were $1.1 billion and $1.3 billion during the nine months ended September 30, 2025 and 2024, respectively, and (2) $506 million of costs paid for the Midscale Trains 8 & 9 Project during the nine months ended September 30, 2025, not including the amount incurred by another subsidiary of Cheniere that was developing the project prior to the EPC contract being novated to CCL upon FID of the Midscale Trains 8 & 9 Project in June 2025, primarily related to procurement and engineering. The $0.2 billion decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to the timing of cash payments under the related EPC contract. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as construction progresses on these projects.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Contributions	$275	$415
Distributions	(115)	(200)
Other	(13)	(14)
Net cash provided by financing activities	$147	$201

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

	September 30, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$1,802	$1,970	$539	$2,174
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
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00110 Owner Accommodations at Contractor CityWest Offices, dated May 22, 2025, (ii) the Change Order CO-00111 Trim Modifications on PV-17016 and PV-17516 Valves, dated July 21, 2025, (iii) the Change Order CO-00112 Supply of Train 2 Demineralized Water (Owner Request), dated July 25, 2025 and (iv) the Change Order CO-00113 Acceleration Program Extension (August - November 2025), dated August 4, 2025 (Portions of this exhibit have been omitted.)

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	October 29, 2025	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	October 29, 2025	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)