Form 10-K
period 2025-12-31
Cheniere Corpus Christi Holdings, LLC
filed 2026-02-26
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

i

DEFINITIONS

As used in this annual report, the terms listed below have the following meanings:

Common Industry and Other Terms

ASU	Accounting Standards Update
Bcf	billion cubic feet
Bcf/yr	billion cubic feet per year
Bcfe	billion cubic feet equivalent
DAP	delivered at place, which requires the buyer to take delivery at one or more designated receiving terminals
DOE	U.S. Department of Energy
EPC	engineering, procurement and construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FID	final investment decision
FOB	free-on-board, which requires the buyer to take delivery at seller's export terminal
FTA countries	countries with which the U.S. has a free trade agreement providing for national treatment for trade in natural gas
GAAP	generally accepted accounting principles in the U.S.
Henry Hub	the final settlement price (in U.S. dollars per MMBtu) for the New York Mercantile Exchange’s Henry Hub natural gas futures contract for the month in which a relevant cargo’s delivery window is scheduled to begin
International Climate Change-Related Policies	value-chain accountability and sectoral decarbonization standards, including EU Methane Emissions Regulation, FuelEU Maritime Regulation, International Maritime Organization's Net Zero Framework and Corporate Sustainability Due Diligence Directive
IPM agreements	integrated production marketing agreements in which the gas producer sells to us gas on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs
LNG	liquefied natural gas, a product of natural gas that, through a refrigeration process, has been cooled to a liquid state, which occupies a volume that is approximately 1/600th of its gaseous state
MMBtu	million British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
mtpa	million tonnes per annum
NGA	Natural Gas Act of 1938, as amended
non-FTA countries	countries with which the U.S. does not have a free trade agreement providing for national treatment for trade in natural gas and with which trade is permitted
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPA	LNG sale and purchase agreement
TBtu	trillion British thermal units; one British thermal unit measures the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit
Tcf	trillion cubic feet
Train	an industrial facility comprised of a series of refrigerant compressor loops used to cool natural gas into LNG

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of December 31, 2025, including our ownership of certain subsidiaries, and the references to these entities used in this annual report:

Cheniere Energy, Inc.
("Cheniere")
(NYSE American: LNG)
100 % Interest
100 % Interest
100 % Interest
Corpus Christi Liquefaction Stage IV, LLC
("CCL Stage IV")
Cheniere CCH Holdco I, LLC
Cheniere Marketing, LLC
and subsidiaries
("Cheniere Marketing")
100% Interest
Cheniere Corpus Christi Holdings, LLC
("CCH")
100% Interest
Corpus Christi Liquefaction, LLC
("CCL")
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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 9 mtpa was under construction and the remainder was in operation as of December 31, 2025. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 4 mtpa under construction and the remainder in operation from the first four midscale Trains that have reached substantial completion as of December 31, 2025; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of December 31, 2025. Cheniere’s board of directors made a positive FID with respect to the Midscale Trains 8 & 9 Project on June 17, 2025, and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 18, 2025. Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related assets recognized by the subsidiary were contributed to CCL. Non-FTA export authorization on the Midscale Trains 8 & 9 Project is pending with the DOE.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of December 31, 2025, we have contracted through third parties approximately 75% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

We remain focused on safety, operational excellence and customer satisfaction. Increasing demand for LNG has allowed us to expand our liquefaction infrastructure in a financially disciplined manner. We have increased available liquefaction capacity at our Liquefaction Project as a result of debottlenecking and other optimization projects. We believe these factors provide a foundation for additional growth in our portfolio of customer contracts in the future. We hold a significant land position at the Corpus Christi LNG Terminal, which provides opportunity for further liquefaction capacity expansion. The development of any future expansions, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, regulatory approvals and acceptable commercial and financing arrangements before a positive FID is made.

Our Business Strategy

Our primary business strategy is to develop, construct and operate assets to meet our long-term customers’ energy demands. We plan to implement our strategy by:
•safely, efficiently and reliably operating and maintaining our assets, including our Trains;
•procuring natural gas and pipeline transport capacity to our facility;
•commencing commercial delivery for, and continuing to fulfill all commercial commitments to, our long-term SPA customers;
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

Our Business

We shipped our first LNG cargo in December 2018 and as of February 20, 2026, over 1,340 cumulative LNG cargoes totaling over 90 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.

Below is a discussion of our operations. For further discussion of our contractual obligations and cash requirements related to these operations, refer to Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquefaction Project and Expansion Projects

The Liquefaction Project, as described above under the caption General, has over 30 mtpa of total expected production capacity, inclusive of estimated debottlenecking opportunities, including over 4 mtpa under construction from the Corpus Christi Stage 3 Project and approximately 5 mtpa under construction from the Midscale Trains 8 & 9 Project and the remainder in operation as of December 31, 2025. The Liquefaction Project also includes three storage tanks and two marine berths.

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as of December 31, 2025:

	Corpus Christi Stage 3 Project	Midscale Trains 8 & 9 Project
Overall project completion percentage	94.1%	31.8%
Completion percentage of:
Engineering	99.6%	75.5%
Procurement	100.0%	47.3%
Subcontract work	95.1%	29.0%
Construction	84.7%	0.2%
Date of expected substantial completion	1H 2026 - 2H 2026	2H 2028

The following summarizes the volumes of natural gas for which we have received approvals from the FERC to site, construct and operate the Trains at the Liquefaction Project and the orders we have received from the DOE authorizing the export of domestically produced LNG by vessel from the Corpus Christi LNG Terminal through December 31, 2050:

	FERC Approved Volume (1)		DOE Approved Volume (1)
	(in Bcf/yr)	(in mtpa)	(in Bcf/yr)	(in mtpa)
Trains 1 through 3 of the Liquefaction Project:
FTA countries	875.16	17	875.16	17
Non-FTA countries	875.16	17	875.16	17
Corpus Christi Stage 3 Project:
FTA countries	582.14	11.45	582.14	11.45
Non-FTA countries	582.14	11.45	582.14	11.45

(1)Excludes 170 Bcf/yr to FTA countries authorized in July 2023 for the Midscale Trains 8 & 9 Project that is not effective until the date of first commercial export from the Midscale Trains 8 & 9 Project, which was approved by the FERC in March 2025.

In addition, following the pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate a further expansion of the Corpus Christi LNG Terminal in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities (the “Expansion Project”).

Natural Gas Supply, Transportation and Storage

CCL has secured a portion of its expected natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements, including IPM agreements. Additionally, to ensure that CCL is able to transport and manage the natural gas feedstock to the Liquefaction Project, it has transportation precedent and other agreements to secure firm pipeline transportation and storage capacity from third parties and CCP.

Major Customers

Customers accounting for 10% or more of total consolidated revenues from contracts with external customers were as follows:

	Percentage of Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
Endesa Generación, S.A. (which subsequently assigned its SPA to Endesa S.A.) and Endesa S.A.	19%	20%	22%
PT Pertamina (Persero)	13%	13%	14%
Naturgy LNG GOM, Limited	13%	13%	14%

All of the above customers contribute to our LNG revenues through SPA contracts.

Additional information regarding our customer contracts can be found in Liquidity and Capital Resources in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13—Segment Information and Customer Concentration of our Notes to Consolidated Financial Statements.

Business Seasonality

Our results are affected by production levels, timing of our maintenance activities and the resulting availability of volumes. Therefore, operating profit may not be generated evenly throughout the year. Weather variations, including temperature, have an impact on LNG output at our Liquefaction Project. Our Liquefaction Project is capable of relatively higher production volumes during the cooler months as compared to the summer months. We typically perform our scheduled major maintenance activities at our site during shoulder months in the second and third quarters in order to mitigate the impact to our annual operating results.

Governmental Regulation

The Liquefaction Project is subject to extensive regulation under federal, state and local statutes, rules, regulations and laws. These laws require that we engage in consultations with appropriate federal and state agencies and that we obtain and maintain applicable permits and other authorizations. As further described in Risks Relating to Regulations within Item 1A. Risk Factors, these rigorous regulatory requirements are built into the cost of construction and operation, and failure to comply with such laws could result in substantial penalties and/or loss of necessary authorizations.

Federal Energy Regulatory Commission

The design, construction, operation, maintenance and expansion of the Liquefaction Project and the transportation of natural gas in interstate commerce through the Corpus Christi Pipeline are highly regulated activities subject to the jurisdiction of the FERC pursuant to the NGA. Under the NGA, the FERC’s jurisdiction generally extends to the transportation of natural gas in interstate commerce, to the sale for resale of natural gas in interstate commerce, to natural gas companies engaged in such transportation or sale and to the construction, operation, maintenance and expansion of LNG terminals and interstate natural gas pipelines.

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
•the acquisition and abandonment of facilities; and
•various other matters.

Under the NGA, interstate pipelines are not permitted to unduly discriminate or grant undue preference as to rates or the terms and conditions of service to any shipper, including the company’s own affiliates. Those rates, terms and conditions must be public, and on file with the FERC. In contrast to pipeline regulation, the FERC does not require NGA Section 3 LNG terminal owners to provide open-access services at cost-based or regulated rates. Although the provisions that codified the FERC’s policy in this area expired on January 1, 2015, we see no indication that the FERC intends to change its policy in this area. On February 18, 2022, the FERC updated its 1999 Policy Statement on certification of new interstate natural gas facilities and the framework for the FERC’s decision-making process. On March 24, 2022, the FERC rescinded the Policy Statement and re-issued it as a draft. On September 12, 2025, the FERC issued an order terminating the proceeding to consider updates to the 1999 Policy Statement.

We are permitted to make sales of natural gas for resale in interstate commerce pursuant to a blanket marketing certificate granted by the FERC. Our sales of natural gas will be affected by the availability, terms and cost of pipeline transportation.
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

In March 2025, we received authorization from the FERC under the NGA to site, construct and operate the Midscale Trains 8 & 9 Project. In December 2025, we and another subsidiary of Cheniere filed an application with the FERC to increase the LNG production capacity of the previously-authorized Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project by approximately 5 mtpa, which remains pending at the FERC. Following the pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate the Expansion Project in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

The FERC’s Standards of Conduct apply to interstate pipelines that conduct transmission transactions with an affiliate that engages in natural gas marketing functions. The general principles of the FERC Standards of Conduct are: (1) non-discrimination, which requires transmission providers to treat all transmission customers, affiliated and non-affiliated, on a not unduly discriminatory basis, and to not make or grant any undue preference or advantage to any person or subject any person to any undue prejudice or disadvantage; (2) independent functioning, which requires transmission function employees to function independently of marketing function employees; (3) no-conduit rule, which prohibits passing transmission function information to marketing function employees; and (4) transparency, which imposes posting requirements to detect undue preference due to the improper disclosure of non-public transmission function information. We have established the required policies, procedures and training to comply with the FERC’s Standards of Conduct.

All of our FERC construction, operation, reporting, accounting and other regulated activities are subject to audit by the FERC, which may conduct routine or special inspections and issue data requests designed to ensure compliance with FERC rules, regulations, policies and procedures. The FERC’s jurisdiction under the NGA allows the imposition of civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC thereunder up to approximately $1.6 million per day per violation, including any conduct that violates the NGA’s prohibition against market manipulation.

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

Under Section 3 of the NGA, applications for exports of natural gas (including LNG) to FTA countries, which allow for national treatment for trade in natural gas, are “deemed to be consistent with the public interest” and shall be granted by the DOE without “modification or delay.” FTA countries currently recognized by the DOE for exports of LNG include Australia, Bahrain, Canada, Chile, Colombia, Dominican Republic, El Salvador, Guatemala, Honduras, Jordan, Mexico, Morocco, Nicaragua, Oman, Panama, Peru, Republic of Korea and Singapore. FTAs with Israel and Costa Rica do not require national treatment for trade in natural gas. As part of its review of applications for export of LNG to non-FTA countries, the DOE publishes a Notice of Application in the Federal Register whereby the public and other interveners are provided the opportunity to comment and may assert that such authorization would not be consistent with the public interest. The Midscale Trains 8 & 9 Project is currently our only project pending non-FTA export approval with the DOE. See Liquefaction Project and Expansion Projects section above for FERC and DOE approved volumes on our existing Liquefaction Project.

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

We are supportive of reasonable regulations reducing methane emissions over time. Since 2009, the EPA has promulgated and finalized multiple greenhouse gas (“GHG”) emissions regulations related to reporting and reductions of GHG emissions from our facilities. On December 2, 2023, the EPA issued final rules to reduce methane and volatile organic compounds (“VOC”) emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. We do not believe such regulations will have a material adverse effect on our operations, financial condition or results of operations.

From time to time, Congress has considered proposed legislation directed at reducing GHG emissions. On August 16, 2022, President Biden signed H.R. 5376 (P.L. 117-169), the Inflation Reduction Act of 2022 (“IRA”) which includes a waste emissions charge on methane emissions above a certain methane intensity threshold for facilities that report their GHG emissions under the EPA’s Greenhouse Gas Emissions Reporting Program Part 98 regulations. The One Big Beautiful Bill Act (“OBBBA”), signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. We do not believe the methane charge will have a material adverse effect on our operations, financial condition or results of operations.
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
Clean Water Act

The Liquefaction Project is subject to the federal CWA and analogous state and local laws. The CWA imposes strict controls on the discharge of pollutants into the navigable waters of the U.S., including discharges of wastewater and storm water runoff and fill/discharges into waters of the U.S. Permits must be obtained prior to discharging pollutants into state and federal waters. The CWA is administered by the EPA, the USACE and by the states (in Texas, by the TCEQ). The CWA regulatory programs, including the Section 404 dredge and fill permitting program and Section 401 water quality certification program carried out by the states, are frequently the subject of shifting agency interpretations and legal challenges, which at times can result in permitting delays.

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

We expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Market participants around the globe have shown commitments to environmental goals consistent with many policy initiatives that we believe are constructive for LNG demand and infrastructure growth. Significant amounts of money have been invested recently and continue to be invested across Europe and Asia in natural gas projects. In Europe alone, over 50 mtpa of regasification capacity has been added since 2022 with more planned over the next few years to secure access to LNG and displace Russian natural gas imports. In India, over 8,000 kilometers of pipelines have started commissioning in the past several years and there are more than 9,000 kilometers of natural gas pipelines under construction to expand the natural gas distribution network and increase access to natural gas. And in China, hundreds of billions of U.S. dollars have been and are expected to be further invested all along the natural gas value chain to enable growth and decrease harmful emissions. Furthermore, some of the existing integrated liquefaction facilities outside of the U.S. have been experiencing issues related to reduced feed gas as a result of depleting upstream resources. Global supply contributions from these plants have been decreasing and LNG supply growth is expected to help support these shortages.

As a result of these dynamics, we expect natural gas and LNG to continue to play an important role in satisfying energy demand going forward. In its forecast published in the third quarter of 2025, Wood Mackenzie Limited (“WoodMac”) forecasted that global demand for LNG would increase by approximately 64%, from approximately 410 mtpa, or 19.7 Tcf, in 2024, to 671 mtpa, or 32.2 Tcf, in 2040 and by approximately 67% to 685 mtpa or 32.9 Tcf in 2050. WoodMac also forecasted LNG production from existing operational facilities and new facilities already under construction would be able to supply the market with approximately 568 mtpa in 2040, declining to about 472 mtpa in 2050. This could result in a market need for construction of an additional approximately 104 mtpa of LNG production by 2040 and about 212 mtpa by 2050. As a cleaner dispatchable fuel for power generation, we expect natural gas and LNG to play a central role in balancing grids and contributing to a low carbon energy system globally. We believe the capital and operating costs of the uncommitted capacity of our Liquefaction Project, as well as our proposed expansion, is competitive with new proposed projects globally and we are well-positioned to capture a portion of this incremental market need.

As described above under the caption General, we have limited exposure to oil price movements and other competing fuels as we have contracted a significant portion of our LNG production capacity under long-term SPAs and IPM agreements, which are structured to generate fixed fees in addition to variable fees indexed to Henry Hub or international LNG pricing. Refer to General for further discussion of our long-term agreements.

Competition

Despite the long term nature of our SPAs, when CCL needs to replace or amend any existing SPA or enter into new SPAs, CCL will compete with other natural gas liquefaction projects throughout the world primarily on the basis of price per contracted volume of LNG at that time, as well as attributes such as commercial innovation, reliable production and customer-

focused operations to provide flexible and tailored solutions to LNG buyers. We will compete with other natural gas liquefaction projects throughout the world, including our affiliate, Sabine Pass Liquefaction, LLC (“SPL”), primarily on the basis of price. Revenues associated with any incremental volumes of the Liquefaction Project sold outside of CCL’s long-term SPAs, including those made available to Cheniere Marketing, will also be subject to market-based price competition. Refer to Item 1A. Risk Factors for further discussion of risks relating to market competition.

Corporate Responsibility

As described in Market Factors and Competition, we expect that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to oil and coal. Our vision is to provide clean, secure and affordable energy to the world. This vision underpins our focus on responding to the world’s shared energy challenges — expanding the global supply of clean, secure and affordable energy, improving air quality, reducing emissions and supporting the transition to a lower-carbon future. Our approach to corporate responsibility is guided by our Climate and Sustainability Principles: Transparency, Science, Supply Chain and Operational Excellence. In August 2025, Cheniere published Together, We Deliver, its sixth Corporate Responsibility (“CR”) report, which details Cheniere’s approach and progress on environmental, social and governance (“ESG”) matters. Cheniere’s CR report is available at www.cheniere.com/our-responsibility/reporting-center. Information on our website, including the CR report, is not incorporated by reference into this Annual Report on Form 10-K.

Cheniere’s climate strategy is to measure and mitigate emissions so that it may better position its LNG supplies to remain competitive in a lower carbon future and provide energy, economic and environmental security to its customers across the world. To maximize the environmental benefits of our LNG, we believe it is important to develop our climate goals and strategies based on an accurate and holistic assessment of the emissions profile of our LNG, accounting for all steps in the supply chain. In 2024, Cheniere announced a voluntary, measurement-informed Scope 1 annual methane emissions intensity target across its liquefaction facilities. The Scope 1 methane target builds upon Cheniere’s robust climate strategy and leverages data from Cheniere’s multi-scale quantification, monitoring, reporting and verification (“QMRV”) emissions measurement program. Cheniere achieved a methane emissions intensity for 2024, which received third party limited assurance, of less than its methane target of 0.03% across its liquefaction sites, as reported in Cheniere’s latest CR report.

As a key aspect of its strategy, Cheniere collaborates with natural gas midstream companies, technology providers and leading academic institutions on life-cycle assessment (“LCA”) models, QMRV of GHG emissions and other research and development projects. Cheniere also co-founded and sponsored the Energy Emissions Modeling and Data Lab (“EEMDL”), a multidisciplinary research and education initiative led by the University of Texas at Austin in collaboration with Colorado State University and the Colorado School of Mines. In addition, Cheniere commenced providing Cargo Emissions Tags (“CE Tags”) to its long-term customers in June 2022, and in October 2022 joined the Oil and Gas Methane Partnership (“OGMP”) 2.0, the United Nations Environment Programme’s (“UNEP”) flagship oil and gas methane emissions reporting and mitigation initiative. As a result of Cheniere’s efforts described above, in 2025, Cheniere achieved OGMP 2.0 Gold Standard reporting by the UNEP for its comprehensive methane emissions measurement and reporting under the OGMP 2.0 program and recognition by the Coalition for LNG Emissions Abatement toward Net-zero led by the Japan Organization for Metals and Energy Security. To ensure transparency and rigor, Cheniere works with academics and scientists to publish methodologies and results in multiple peer-reviewed journals.

Our total incremental expenditures related to climate initiatives, including capital expenditures, were not material to our Consolidated Financial Statements during the years ended December 31, 2025, 2024 and 2023. However, as governments consider and implement actions to reduce GHG emissions and the transition to a lower-carbon economy continues to evolve, as described in Market Factors and Competition, we expect the scope and extent of our future climate and sustainability initiatives to evolve accordingly. While we have not incurred material direct expenditures related to climate change, we are proactive in our management of climate risks and opportunities, including compliance with existing and future government regulations. We face certain business and operational risks associated with physical impacts from climate change, such as exposure to severe weather events or changes in weather patterns, in addition to transition risks. Please see Item 1A. Risk Factors for additional discussion.

Subsidiaries

Substantially all of our assets are held by our subsidiaries. We conduct most of our business through these subsidiaries, including the operation of our Liquefaction Project.

Employees

We have no employees. We have contracts with subsidiaries of Cheniere for operations, maintenance and management services. See Note 11—Related Party Transactions of our Notes to Consolidated Financial Statements for a discussion of such services agreements with our affiliate entities. As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 507 employees who directly supported the Liquefaction Project.

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
•Risks Relating to Our Relationship with Cheniere; and
•Risks Relating to Regulations.

Risks Relating to Our Financial Matters

An inability to source capital to supplement our available cash resources and existing credit facilities could cause us to have inadequate liquidity and could materially and adversely affect us.

As of December 31, 2025, we had $195 million of restricted cash and cash equivalents, $4.1 billion of available commitments under our credit facilities and $5.4 billion of total debt outstanding (before unamortized discount and debt issuance costs). We incur, and will incur, significant interest expense relating to financing the assets at the Corpus Christi LNG Terminal, and we anticipate drawing on current committed facilities and/or incurring additional debt to finance the construction of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as well as the Expansion Project if a positive FID is made on this expansion project. Our ability to fund our capital expenditures and refinance our indebtedness may depend on our ability to access additional project financing as well as the debt capital markets. A variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, lending institutions’ evolving policies on financing businesses linked to fossil fuels and the repricing of market risks and volatility in capital and financial markets. Our financing costs could increase or future borrowings may be unavailable to us or unsuccessful, which could cause us to be unable to pay or refinance our indebtedness or to fund our other liquidity needs. We also may rely on borrowings under our credit facilities to fund our capital expenditures. If any of the lenders in the syndicates backing these facilities was unable to perform on its commitments, we may need to seek replacement lenders or seek alternative financing, which may not be available as needed, or may be available in more limited amounts or on more expensive or otherwise unfavorable terms.

Our ability to generate cash is substantially dependent upon the performance by customers under long-term contracts that we have entered into, and we could be materially and adversely affected if any significant customer fails to perform its contractual obligations for any reason.

Our future results and liquidity are substantially dependent upon performance by our customers to make payments under long-term contracts. As of December 31, 2025, we had SPAs with fewer than 15 different third party customers, with customers under common control being considered a single customer, whereby three customers individually with revenues greater than 10% of total revenues from contracts with external customers accounted for an aggregate of 45% of total revenues from contracts with external customers for the year ended December 31, 2025.

While substantially all of our long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Additionally, our long-term SPAs entitle the customer to terminate their contractual obligations upon the occurrence of certain events which include, but are not limited to: (1) if we fail to make available specified scheduled cargo quantities; (2) delays in the commencement of commercial operations; and (3) under the majority of our SPAs, upon the occurrence of certain events of force majeure.

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

Our use of derivative instruments, including our IPM agreements, to manage risks could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP and our liquidity.

We use derivative instruments to manage our commodity-related price risk. The extent of our derivative position at any given time depends on our assessment of risks and related exposures for these commodities. We currently account for our derivatives at fair value, with immediate recognition of changes in the fair value in earnings, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. Such valuations are primarily valued based on estimated forward commodity prices and are more susceptible to variability particularly when markets are volatile, which could have a significant adverse or otherwise volatile effect on our earnings reported under GAAP. For example, as described in Results of Operations in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, our net income for the years ended December 31, 2025 and 2024 included $2.6 billion and $1.0 billion of gains, respectively, resulting from changes in the fair values of our derivatives (before tax and the impact of non-controlling interests), substantially all of which were related to commodity derivative instruments indexed to international LNG prices, mainly our IPM agreements.
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
In addition, our liquidity may be adversely impacted by the cash margin requirements of the respective commodity exchanges or over-the-counter arrangements. As of December 31, 2025 and 2024, we had collateral posted with counterparties by us of $9 million and $5 million, respectively, which are included in other current assets, net in our Consolidated Balance Sheets.

Risks Relating to Our Operations and Industry

Catastrophic weather events or other disasters could result in an interruption of our operations, a delay in the construction of our Liquefaction Project, damage to our Liquefaction Project and increased insurance costs, all of which could adversely affect us.

Weather events such as major hurricanes and winter storms have caused interruptions or temporary suspension in construction or operations at our facilities or caused minor damage to our Liquefaction Project. In August 2020, we entered into an arrangement with an affiliate to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers from another affiliate’s facility in the event operational conditions impact operations at the Corpus Christi LNG Terminal or at our affiliate’s terminal. During the year ended December 31, 2021, four TBtu was loaded at the other affiliate’s facilities pursuant to this agreement. Our risk of loss related to weather events or other disasters is limited by contractual provisions in our SPAs, which can provide under certain circumstances relief from operational events, and partially mitigated by insurance we maintain. Aggregate direct and indirect losses associated with the aforementioned weather events, net of insurance reimbursements, have not historically been material to our Consolidated Financial Statements, and we believe our insurance coverages maintained, existence of certain protective clauses within our SPAs and other risk management strategies mitigate our exposure to material losses. However, future adverse weather events and collateral effects, or other disasters such as explosions, fires, floods or severe droughts, could cause damage to, or interruption of operations at our terminal or related infrastructure, or interruptions to our power supply, which could impact our operating results, increase insurance premiums or deductibles paid and delay or increase costs associated with the construction and development of the Liquefaction Project or our other facilities. Our LNG terminal infrastructure and LNG facility are designed in accordance with the requirements of 49 Code of Federal Regulations Part 193, Liquefied Natural Gas Facilities: Federal Safety Standards, and all applicable industry codes and standards.

Disruptions to the third party supply of natural gas to our pipeline and facilities could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

We depend upon third party pipelines and other facilities that provide gas delivery options to our Liquefaction Project. If any pipeline connection were to become unavailable for current or future volumes of natural gas due to repairs, damage to the facility, lack of capacity, failure to replace contracted firm pipeline transportation capacity on economic terms, or any other reason, our ability to receive natural gas volumes to produce LNG or for transporters to continue shipping natural gas to us from producing regions or to end markets could be adversely impacted. Such disruptions to our third party supply of natural gas may also be caused by weather events or other disasters described in the immediately preceding risk factor. While certain contractual provisions in our SPAs can limit the potential impact of disruptions, and historical indirect losses incurred by us as a result of disruptions to our third party supply of natural gas have not been material, any significant disruption to our natural gas supply where we may not be protected could result in a substantial reduction in our revenues under our long-term SPAs or other customer arrangements, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.
We may not be able to purchase or receive physical delivery of sufficient natural gas to satisfy our delivery obligations under the SPAs, which could have a material adverse effect on us.

Under the SPAs with our customers, we are required to make available to them a specified amount of LNG at specified times. The supply of natural gas to our Liquefaction Project to meet our LNG production requirements timely and at sufficient quantities is critical to our operations and the fulfillment of our customer contracts. However, we may not be able to purchase or receive physical delivery of natural gas as a result of various factors, including non-delivery or untimely delivery by our suppliers, depletion of natural gas reserves within regional basins and disruptions to pipeline operations as described in the immediately preceding risk factor. Additionally, composition changes in the quality of feed gas received from third parties may impact operational efficiency and performance, which could have an effect on our operating results. Our risk is in part mitigated by the diversification of our natural gas supply and transportation across suppliers and pipelines, and regionally across basins, and additionally, we have provisions within our supplier contracts that provide certain protections against non-performance. Further, provisions within our SPAs provide certain protection against force majeure events. While historically we have not incurred significant or prolonged disruptions to our natural gas supply that have resulted in a material adverse impact to our operations, due to the criticality of natural gas supply to our production of LNG, our failure to purchase or receive physical delivery of sufficient quantities of natural gas under circumstances where we may not be protected could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

We are dependent on our EPC partners and other contractors for the successful completion of the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and any potential expansion projects, including the Expansion Project.

Timely and cost-effective completion of the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and any potential expansion projects, including the Expansion Project, in compliance with agreed specifications is central to our business strategy and is highly dependent on the performance of our EPC partners, including Bechtel, and our other contractors under their agreements. The ability of our EPC partners and our other contractors to perform successfully under their agreements is dependent on a number of factors, including their ability to:
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

Although some agreements may provide for liquidated damages if the contractor fails to perform in the manner required with respect to certain of its obligations, the events that trigger a requirement to pay liquidated damages may delay or impair the operation of the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and any potential expansion projects, including the Expansion Project, and any liquidated damages that we receive may not be sufficient to cover the damages that we suffer as a result of any such delay or impairment. The obligations of EPC partners and our other contractors to pay liquidated damages under their agreements are subject to caps on liability, as set forth therein.
Furthermore, we may have disagreements with our contractors about different elements of the construction process, which could lead to the assertion of rights and remedies under their contracts and increase the cost of the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and any potential expansion projects, including the Expansion Project, or result in a contractor’s unwillingness to perform further work. If any contractor is unable or unwilling to perform according to the negotiated terms and timetable of its respective agreement for any reason or terminates its agreement, we would be required to engage a substitute contractor. This would likely result in significant project delays and increased costs, which could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Cost overruns and delays in the completion of our expansion projects, including the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and the Expansion Project, as well as difficulties in obtaining sufficient financing to pay for such costs and delays, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

Our investment decision on the Corpus Christi Stage 3 Project, the Midscale Trains 8 & 9 Project and any potential future expansion of LNG facilities, including the Expansion Project, relies on cost estimates developed initially through front end engineering and design studies. However, due to the size and duration of construction of an LNG facility, the actual construction costs may be significantly higher than our current estimates as a result of many factors, including but not limited to changes in scope and the ability of Bechtel and our other contractors to execute successfully under their agreements. Although our major EPC contracts are fixed price, as construction progresses, we may decide or be forced to submit change orders to our contractor, including change orders to comply with existing or future environmental or other regulations. Any change orders could result in longer construction periods, higher construction costs, including increased commodity prices (particularly nickel and steel) and escalating labor costs, or both. Additionally, certain of our SPAs provide that the customer may terminate that SPA if the relevant Train does not timely commence commercial operations. As a result, any significant construction delay, whatever the cause, could have a material adverse impact on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Our ability to complete development and/or construction of additional Trains, including the Expansion Project, will be contingent on our ability to obtain additional funding. If we are unable to obtain sufficient funding, we may be unable to fully execute our growth strategy.

We continuously pursue liquefaction expansion opportunities and other projects along the LNG value chain. As described further in Items 1. and 2. Business and Properties, we are currently developing the Expansion Project. The commercial development of an LNG facility takes a number of years and requires a substantial capital investment that is dependent on sufficient funding and commercial interest, among other factors.

We will require significant additional funding to be able to commence construction of the Expansion Project and any additional expansion projects, which we may not be able to obtain at a cost that results in positive economics, or at all. The inability to achieve acceptable funding may cause a delay in the development or construction of the Expansion Project or any additional Trains or any additional expansion projects, which could have a material adverse effect on our growth strategy, financial condition, operating results, cash flow and liquidity.

Changes to U.S. trade policy could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The U.S. has recently enacted and proposed to enact significant new tariffs and trade restrictions. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, as part of its Section 301 investigation of the maritime, logistics and shipbuilding sector in China (the “Section 301 Investigation”), the Office of the U.S. Trade Representative (the “USTR”) in April 2025 mandated, among other things, restrictions on maritime transport services for U.S. LNG exports. These measures require that, beginning in April 2029, 1% of U.S. LNG exports must be exported on U.S.-built vessels, with such percentage gradually increasing to 15% in April 2047, with certain exceptions. In its original April 2025 notice, USTR had included the potential suspension of LNG export licenses as a remedy for non-compliance with the U.S. vessel restrictions; however, USTR subsequently removed the suspension language. In November 2025, the White House announced that, as part of the broader economic and trade relations deal with China, it had agreed to defer certain pending tariff and trade measures against China, including suspending for one year the implementation of fees on China-linked vessels pursuant to the Section 301 Investigation. However, the timeline for the U.S.-built vessel requirements for U.S. LNG exports thus far has not been modified. Given the ongoing evolution of the Section 301 Investigation measures, the potential impact of the restrictions on us and the LNG industry remains uncertain.

There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, trade agreements, trade restrictions and tariffs. Any resulting unwillingness or inability of LNG purchasers in such countries to import LNG from the U.S. or increases in pricing as a result of retaliatory tariffs on exported U.S. LNG, could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•increasingly competitive North American LNG landscape;
•insufficient or oversupply of natural gas liquefaction or receiving capacity worldwide;
•insufficient LNG tanker capacity;
•weather conditions, including temperature volatility resulting from climate change, and extreme weather events may lead to unexpected distortion in the balance of international LNG supply and demand;
•reduced demand and lower prices for natural gas worldwide;
•increased demand for natural gas in North America;
•increased natural gas production worldwide, either domestically or deliverable by pipelines, which could suppress demand for LNG;
•decreased oil and natural gas exploration activities which may decrease the production of natural gas in North America;
•cost improvements that allow competitors to provide natural gas liquefaction capabilities at reduced prices;
•changes in supplies of, and prices for, alternative energy sources which may reduce the demand for natural gas;
•changes in regulatory, tax or other governmental policies regarding exported North American LNG, natural gas or alternative energy sources, which may reduce the demand for exported North American LNG and/or natural gas;
•political conditions in customer regions;
•sudden decreases in demand for LNG as a result of natural disasters or public health crises, including the occurrence of a pandemic, and other catastrophic events;
•adverse relative demand for North American LNG compared to other sources, which may decrease LNG exports from North America; and
•cyclical trends in general business and economic conditions that cause changes in the demand for natural gas.

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

Operations of the Liquefaction Project are dependent upon the ability of our SPA customers to deliver LNG supplies from North America, which is primarily dependent upon LNG being a competitive source of energy internationally. The success of our business plan is dependent, in part, on the extent to which LNG can, for significant periods and in significant volumes, be supplied from North America and delivered to international markets at a lower cost than the cost of alternative energy sources. Through the use of improved exploration technologies, additional sources of natural gas may be discovered outside North America, which could increase the available supply of natural gas outside North America and could result in natural gas in those markets being available at a lower cost than LNG exported to those markets.

Political instability in foreign countries that import or export natural gas, or strained relations between such countries and the U.S., may also impede the willingness or ability of LNG purchasers or suppliers and merchants in such countries to import LNG from the U.S. Furthermore, some foreign purchasers or suppliers of LNG may have economic or other reasons to obtain their LNG from non-U.S. markets or from our competitors’ liquefaction facilities in the U.S.

As described in Market Factors and Competition in Items 1. and 2. Business and Properties, it is expected that global demand for natural gas and LNG will continue to increase as nations seek more abundant, reliable and environmentally cleaner fuel alternatives to fossil fuel energy sources such as oil and coal. However, as a result of transitions globally from fossil-based systems of energy production and consumption to renewable energy sources, LNG may face increased competition from alternative, cleaner sources of energy as such alternative sources emerge. Additionally, LNG from the Liquefaction Project also competes with other sources of LNG, including LNG that is priced to indices other than Henry Hub. Some of these sources of energy may be available at a lower cost than LNG from the Liquefaction Project in certain markets. The cost of LNG supplies from North America, including the Liquefaction Project, may also be impacted by an increase in natural gas prices in North America.
As described in General in Items 1. and 2. Business and Properties, we have contracted through our SPAs and IPM agreements approximately 75% of the total anticipated production from the Liquefaction Project with approximately 16 years of weighted average remaining life as of December 31, 2025, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, to sell in the global market under spot sales or other short-term agreements. However, as a result of the factors described above and other factors, the LNG we produce may not remain a long term competitive source of energy internationally, particularly when our existing long term contracts begin to expire. Any significant impediment to the ability to continue to secure long term commercial contracts or deliver LNG from the U.S. could have a material adverse effect on our customers and on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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
•decreases in demand for LNG or increases in demand for LNG but at levels below those required to maintain current price equilibrium with respect to supply;
•increases in the cost to supply natural gas feedstock to our Liquefaction Project;
•increases in the cost to supply power to our Liquefaction Project;
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
A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

The pipeline and LNG industries are increasingly dependent on business and operational control technologies to conduct daily operations. We rely on control systems, technologies and networks to run our business and to control and manage our pipeline and liquefaction operations. Cyberattacks on businesses have escalated in recent years, including as a result of geopolitical tensions, and use of the internet, cloud services, mobile communication systems and other public networks exposes our business and that of other third parties with whom we do business to potential cyberattacks, including third party pipelines which supply natural gas to our Liquefaction Project. For example, in 2021 Colonial Pipeline suffered a ransomware attack that led to the complete shutdown of its pipeline system for six days. Should multiple of the third party pipelines which supply our Liquefaction Project suffer similar concurrent attacks, our Liquefaction Project may not be able to obtain sufficient natural gas to operate at full capacity, or at all. A cyberattack involving our business or operational control systems or related infrastructure, or that of third parties pipelines with whom we do business, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation.

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

Risks Relating to Our Relationship with Cheniere

We are entirely dependent on Cheniere for key personnel, and the unavailability of skilled workers or Cheniere’s failure to attract and retain qualified personnel could adversely affect us. In addition, changes in our senior management or other key personnel could affect our business results.

As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 507 employees who directly supported the Liquefaction Project. We have contracted with subsidiaries of Cheniere to provide the personnel necessary for the construction and operation of the Liquefaction Project. We depend on Cheniere’s subsidiaries hiring and retaining personnel sufficient to provide support for the Liquefaction Project. Cheniere competes with other liquefaction projects in the U.S. and globally, other energy companies and other employers to attract and retain qualified personnel with the technical skills and experience required to construct and operate our facilities and pipelines and to provide our customers with the highest quality service. We also compete with any other project Cheniere is operating and developing, including, as further described in Market Factors and Competition in Items 1. and 2. Business Properties, the operation and construction of its liquefaction projects in Cameron Parish, Louisiana, for the time and expertise of Cheniere’s personnel. Further, we and Cheniere face competition for these highly skilled employees in the immediate vicinity of the Liquefaction Project and more generally from the Gulf Coast hydrocarbon processing and construction industries.

Our executive officers are officers and employees of Cheniere and its affiliates. We do not maintain key person life insurance policies on any personnel, and we do not have any employment contracts or other agreements with key personnel binding them to provide services to us for any particular term. The loss of the services of any of these individuals could have a material adverse effect on our business. In addition, our future success will depend in part on our ability to engage, and Cheniere’s ability to attract and retain, additional qualified personnel.

A shortage in the labor pool of skilled workers, remoteness of our site locations, general inflationary pressures, changes in applicable laws and regulations or labor disputes could make it more difficult for Cheniere to attract and retain qualified personnel and could require an increase in the wage and benefits packages that are offered, thereby increasing our operating costs. In addition, we are also subject to increased competition for skilled workers from new entrants to the LNG market. Currently, our payments to Cheniere for labor consist of reimbursement of cost plus a fixed monthly fee (indexed for inflation) per mtpa of each Train in service, therefore any increases in Cheniere’s costs will increase our operating costs which could materially and adversely affect our business results.

We have numerous contractual and commercial relationships, and conflicts of interest, with Cheniere and its affiliates, including Cheniere Marketing.

We have agreements to compensate and to reimburse expenses of Cheniere’s affiliates. All of these agreements involve conflicts of interest between us, on the one hand, and Cheniere and its other affiliates, on the other hand. In addition, as described in Market Factors and Competition, SPL is currently operating the SPL Project and its affiliates are developing an expansion project adjacent to the SPL Project. Cheniere and its affiliates have entered into SPAs with third parties for the sale of LNG from the SPL Project and the adjacent expansion project, and may continue to enter into commercial arrangements with respect to this liquefaction facility that might otherwise have been entered into with respect to any of our future Trains.

We have and expect to continue to have numerous contracts and commercial arrangements with Cheniere and its affiliates, including future SPAs, transportation, interconnection, marketing and gas balancing arrangements, as well as servicing and other agreements and arrangements that cannot now be anticipated. In those circumstances where additional contracts with Cheniere and its affiliates may be necessary or desirable, additional conflicts of interest will be involved.
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

Risks Relating to Regulations

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies with respect to the design, construction and operation of our facilities, operation of our pipeline and the export of LNG could impede operations and construction and could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

The design, construction and operation of interstate natural gas pipelines, our LNG terminal, including the Liquefaction Project, the Expansion Project and other facilities, as well as the export of LNG are highly regulated activities. Approvals of the FERC and DOE under Section 3 and Section 7 of the NGA, as well as several other material governmental and regulatory approvals and permits, including several under the CAA and the CWA, are required in order to construct and operate an LNG facility and an interstate natural gas pipeline and export LNG.

To date, the FERC has issued orders under Section 3 of the NGA authorizing the siting, construction and operation of all of our Trains in operation or under construction, as well as orders under Section 7 of the NGA authorizing the construction and operation of the Corpus Christi Pipeline. In December 2025, we and another subsidiary of Cheniere filed an application with the FERC to increase the LNG production capacity of the previously-authorized Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project by approximately 5 mtpa and the application remains pending at the FERC. Following the pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate the Expansion Project in a phased approach.

To date, the DOE has also issued orders under Section 3 of the NGA authorizing CCL and the Corpus Christi Stage 3 Project to export domestically produced LNG, as further detailed in DOE Export Licenses in Our Business. We currently have the Midscale Trains 8 & 9 Project pending non-FTA export approval with the DOE. Additionally, we hold certificates under Section 7(c) of the NGA that grant us land use rights relating to the situation of our pipeline on land owned by third parties. If we were to lose these rights or be required to relocate our pipeline, our business could be materially and adversely affected.

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

In addition, as a natural gas market participant, should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. The FERC’s jurisdiction under the NGA allows the imposition of civil and criminal penalties for any violations of the NGA and any rules, regulations or orders of the FERC thereunder, up to $1.6 million per day for each violation.
Although the FERC has not imposed fines or penalties on us to date, we are exposed to substantial penalties and fines if we fail to comply with such regulations.

Existing and future safety, environmental and similar laws and governmental regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions.

Our business is and will be subject to extensive federal, state and local laws, rules and regulations applicable to our construction and operation activities relating to, among other things, air quality, water quality, waste management, natural resources and health and safety. Many of these laws and regulations, such as the CAA, the Oil Pollution Act, the CWA and the RCRA, and analogous state laws and regulations, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with the construction and operation of our facilities, and require us to maintain permits and provide governmental authorities with access to our facilities for inspection and reports related to our compliance. In addition, certain laws and regulations authorize regulators having jurisdiction over the construction and operation of our LNG terminal, marine berths and pipeline, including FERC, PHMSA, EPA and the U.S. Coast Guard, to issue regulatory enforcement actions, which may restrict or limit operations or increase compliance or operating costs. Violation of these laws and regulations could lead to substantial liabilities, compliance orders, fines and penalties, difficulty obtaining and maintaining permits from regulatory agencies or increased capital expenditures that could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects. Federal and state laws impose liability, without regard to fault or the lawfulness of the original conduct, for the release of certain types or quantities of hazardous substances into the environment. As the owner and operator of our facilities, we could be liable for the costs of cleaning up hazardous substances released into the environment at or from our facilities and for resulting damage to natural resources.

The EPA has finalized or proposed multiple GHG regulations that impact our assets and supply chain. On December 2, 2023, the EPA issued final rules to reduce methane and VOC emissions from new, existing and modified emission sources in the oil and gas sector. These regulations require monitoring of methane and VOC emissions at our compressor stations. Further, the IRA includes a charge on methane emissions above certain emissions thresholds employing empirical emissions data that would have applied to our facilities beginning in calendar year 2024. The OBBBA, signed by President Trump on July 4, 2025, delays the imposition of the methane emissions charge until calendar year 2034. In addition, other international, federal and state initiatives may be considered in the future to address GHG emissions through treaty commitments, direct regulation, market-based regulations such as a GHG emissions tax or cap-and-trade programs or clean energy or performance-based standards. Such initiatives could affect the demand for or cost of natural gas, which we consume at our terminals, or could increase compliance costs for our operations.

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

Total expenditures related to environmental and similar laws and governmental regulations, including capital expenditures, were immaterial to our Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023. Revised, reinterpreted or additional laws and regulations that result in increased compliance, operating or construction costs or restrictions could have a material adverse effect on our business, contracts, financial condition, operating results, cash flow, liquidity and prospects.

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

Additions or changes in tax laws and regulations or variables impacting our tax obligations could potentially affect our financial results or liquidity.

Tax laws and regulations are complex and rapidly evolving. We are subject to various taxes in the jurisdictions where we operate, primarily consisting of ad valorem property taxes on assets at the Corpus Christi LNG Terminal. Changes to local, state or domestic tax laws, their interpretation, enforcement practices, and rates, including changes related to tariffs and duties, are beyond our control and could affect our tax obligations, compliance costs, financial results and cash flows. We continuously monitor and assess proposed tax legislation that could negatively impact our business.

Additionally, we have legacy property tax incentives secured for the Corpus Christi LNG Terminal, inclusive of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project, that begin to expire starting in 2026, with continuing incentive roll-off thereafter over the longer term. The magnitude of property tax changes once our incentives expire is uncertain, but will be influenced, both in the near and longer term, by various factors including future local tax rates, local tax rate compression dynamics, and changes in our assessed property values over time. During the year ended December 31, 2025, our ad valorem property tax incurred, inclusive of both the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, was approximately $57 million.

Further, CCL and CCP each have a state tax sharing agreement with Cheniere under which Cheniere has agreed to prepare and file all state and local tax returns which each of the entities and Cheniere are required to file on a combined basis and to timely pay the combined state and local tax liability. The agreements for both CCL and CCP were effective for tax returns due on or after May 2015. If Cheniere, in its sole discretion, demands payment, each of the respective entities will pay to Cheniere an amount equal to the state and local tax that each of the entities would be required to pay if its state and local tax liability were calculated on a separate company basis. While to date there have been no state or local tax payments demanded by Cheniere under the tax sharing agreements, any payment demanded by Cheniere could adversely affect our financial results and cash flows.

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

Risk Management and Strategy

As part of its broader approach to risk management, Cheniere’s cybersecurity program is designed to follow a “govern, identify, protect, detect, respond and recover” approach to cybersecurity that is based on the National Institute of Standards and Technology Cybersecurity Framework (“CSF”). Cheniere’s strategy also includes segmentation of corporate and operations networks, defense in depth and the principle of least privilege. Operational networks have fundamentally distinct safety and reliability standards and pose unique threats in comparison to information technology networks. Realizing these differences, Cheniere routinely evaluates opportunities to refine its cybersecurity program in order to mitigate operational network risks. Cheniere includes business continuity planning as a component of its strategy to help ensure critical systems are available to support the Company in the instance of a disruptive event. Cheniere also participates in various industry organizations to stay abreast of recent trends and developments.

On an ongoing basis, Cheniere assesses its people, processes and technology and, when necessary, adjusts the overall program in an effort to adapt to the ever-evolving cyber and geopolitical landscapes. Cheniere conducts regular assessments and audits, cross-functional risk mitigation exercises and risk strategy sessions to identify cybersecurity risks, applicable regulatory requirements and industry standards. These engagements are also designed to exercise, assess the maturity of and enhance Cheniere’s Cybersecurity Incident Response Plan. To support these efforts, Cheniere has contracted with third parties to perform facility and system penetration tests, compromise assessments of information technology systems and security maturity assessments of its corporate and operational networks. Cheniere maintains a training program to help its personnel identify and assist in mitigating cybersecurity and data security risks. Cheniere’s employees and the members of the Board participate in periodic training, user awareness campaigns and additional issue-specific training as needed. Cheniere also provides periodic training for certain contractors who have access to its information technology networks.
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

During the year ended December 31, 2025, cybersecurity incidents and threats did not materially affect our business, results of operations or financial condition.

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

For additional information about cybersecurity risks, see the risk A cyberattack involving our business, operational control systems or related infrastructure, or that of third parties with whom we do business, including pipelines which supply our Liquefaction Project, or an attack on our critical suppliers, could negatively impact our business or operations, result in data security breaches, impede the processing of transactions, delay financial or compliance reporting and potentially harm our reputation under Risks Relating to Our Operations and Industry in Item 1A.Risk Factors.

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

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis presents management’s view of our business, financial condition and overall performance and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future. Discussion of items for the year ended December 31, 2023 and variance drivers between the year ended December 31, 2024 as compared to December 31, 2023 are not included herein and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

Our discussion and analysis includes the following subjects:
•Overview
•Overview of Significant Events
•Market Environment
•Results of Operations
•Liquidity and Capital Resources
•Summary of Critical Accounting Estimates
•Recent Accounting Standards

Overview

We are a limited liability company formed by Cheniere to provide clean, secure and affordable LNG to integrated energy companies, utilities and energy trading companies around the world. We own the natural gas liquefaction and export facility located near Corpus Christi, Texas. Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows. For further discussion of our business, see Items 1. and 2. Business and Properties. We believe that continued global demand for natural gas and LNG, as further described in Market Factors and Competition in Items 1. and 2. Business and Properties, as well as the current geopolitical environment that has intensified the demand for supply security, should enable us to enter into long-term agreements and provide a foundation for additional growth in our business in the future.

Overview of Significant Events

Our significant events since January 1, 2025 and through the filing date of this Form 10-K include the following:

Strategic

•Following the pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate in a phased approach the Expansion Project, a further expansion of the Corpus Christi LNG Terminal, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.
•In December 2025, we and another subsidiary of Cheniere filed an application with the FERC to increase the LNG production capacity of the previously-authorized Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project by approximately 5 mtpa, which remains pending at the FERC.
•In March 2025, we received authorization from the FERC under the Natural Gas Act of 1938, as amended to site, construct and operate the Midscale Trains 8 & 9 Project, and in June 2025, Cheniere’s Board made a positive FID with respect to the investment in the development, construction and operation of the Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under a fixed price separated turnkey EPC contract, which was novated to CCL, to commence construction of the Midscale Trains 8 & 9 Project.

Operational

•As of February 20, 2026, over 1,340 cumulative LNG cargoes totaling over 90 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March, August, October and December 2025, substantial completions of Trains 1, 2, 3 and 4, respectively, of the Corpus Christi Stage 3 Project were achieved. In February 2026, LNG was produced for the first time from Train 5 of the Corpus Christi Stage 3 Project.

Financial

•In October 2025, S&P Global Ratings upgraded the issuer credit rating of CCH to BBB+ from BBB with a positive outlook.

Market Environment

Our results of operations are affected by the market environment in which we operate, including known trends and uncertainties, macroeconomic factors and other external environmental factors.

With just under 20 mtpa of year on year (“YoY”) increase in LNG supplies globally in 2025, the LNG market is transitioning from a multi-year state of tight market conditions into a period of rapid growth. The continued ramp up in new LNG supplies from the U.S. and Canada mark the start of a more ample supply landscape which is expected to loosen global balances over the next few years and result in a more moderate and stable price environment for LNG. Sustained downward pressure on global prices could potentially unlock latent demand that has otherwise been priced out since the disruption of Russian natural gas supply to Europe.

The increase in supply corresponded to a 5% YoY uptick in trade, which was primarily supported by Europe and the Middle East and North Africa (“MENA”) region amid weaker demand in Asia. Europe’s demand for LNG increased approximately 27% YoY in 2025 reaching a record level of approximately 125 mtpa. The main driver for this growth continues to be the replacement of Russian natural gas and the replenishment of underground storage inventories. We expect this driver to continue to play an important role in keeping LNG demand in Europe resilient, especially in light of the European Parliament’s vote to ban all residual Russian natural gas, including Russian LNG by 2027. The MENA region also contributed to demand growth in 2025 with imports increasing 7 mtpa or 62% versus 2024. Egypt was the main driver of this increase as it resorted to additional LNG imports to satisfy its growing domestic energy needs and supplement its own natural gas production.

Asia’s LNG consumption however was down about 4% in 2025, dropping by 12 mtpa to 270 mtpa. While many of the major markets in Asia saw YoY declines, China’s was the largest, representing nearly the entire YoY change in the region. China’s LNG imports declined 16% or 12 mtpa YoY, due to broader, likely transient macro-economic challenges. Natural gas demand growth in China slowed in 2025 and higher piped natural gas flows from Russia and robust domestic natural gas production decreased the call on LNG.

Despite weaker demand in Asia and an easing in geopolitical conflicts during the second half of 2025, average prices remained elevated versus 2024. The Japan Korea Marker (“JKM”) monthly settlement prices in 2025 averaged $12.71 per MMBtu, 7.5% higher YoY while those for Title Transfer Facilities (“TTF”) averaged $12.04 per MMBtu, 10.3% higher YoY. Strong storage injections, an increase in LNG supply and expectations of mild weather resulted in downward pressure in the second half of the year with monthly settlements averaging at least $1.76 per MMBtu lower for JKM and $2.34 per MMBtu lower for TTF versus the first half of the year. Henry Hub monthly settlements averaged $3.43 per MMBtu during 2025.

As referenced above, expectations of significant LNG capacity expansions in the next few years, and the recent momentum in FIDs if continued, are likely to keep the price trajectory trending lower in Asia and Europe. We expect the price elastic markets, particularly in Asia, to respond to the increased availability and affordability of supply by growing imports to satisfy latent demand as well as organic longer-term growth.

Results of Operations

	Year Ended December 31,
(in millions)	2025	2024	Variance
Revenues
LNG revenues	$4,448	$3,599	$849
LNG revenues—affiliate	2,053	1,281	772
Total revenues	6,501	4,880	1,621

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	813	1,184	(371)
Cost of sales—affiliate	85	96	(11)
Operating and maintenance expense	560	524	36
Operating and maintenance expense—affiliate	142	117	25
Operating and maintenance expense—related party	32	24	8
General and administrative expense	7	8	(1)
General and administrative expense—affiliate	40	44	(4)
Depreciation and amortization expense	514	457	57
Other operating costs and expenses	3	3	—
Total operating costs and expenses	2,196	2,457	(261)

Income from operations	4,305	2,423	1,882

Other income (expense)
Interest expense, net of capitalized interest	(31)	(65)	34
Loss on modification or extinguishment of debt	—	(3)	3
Other income, net	9	10	(1)
Other income—affiliate	17	—	17
Total other expense	(5)	(58)	53

Net income	$4,300	$2,365	$1,935

Volumes loaded and recognized from the Liquefaction Project

	Year Ended December 31,
	2025			2024
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	854	24	878	760	—	760

2025 vs. 2024

Net income increased by $1.9 billion during the year ended December 31, 2025 as compared to the same period of 2024 primarily due to $1.6 billion of favorable changes in the fair value of agreements accounted for as derivative instruments and a $474 million increase in revenues, net of cost of natural gas feedstock, from increased volume of LNG loaded and recognized between the years. The following is an expanded discussion of the significant drivers of the variance in net income:

Total revenues

The $1.6 billion increase in total revenues during the year ended December 31, 2025 as compared to the same period of 2024 was primarily due to:
•$1.0 billion increase from higher pricing per MMBtu as a result of increased Henry Hub pricing; and
•$0.6 billion increase from higher production volume which was primarily due to the substantial completions of the first four Trains of the Corpus Christi Stage 3 Project in 2025.
Total operating costs and expenses

The $261 million decrease in total operating costs and expenses during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$1.6 billion of gains from changes in fair value of agreements accounted for as derivative instruments included in cost of sales, primarily on our IPM agreements, due to the narrowing of global and U.S. domestic natural gas spreads and the effect of relative change in volatilities of applicable global and U.S. domestic natural gas prices; partially offset by:
•$1.2 billion increase in cost of natural gas feedstock, largely due to increased U.S. natural gas prices and to a lesser degree, increased volume of LNG delivered; and
•$69 million increase in operating and maintenance expense (including affiliate and related party) and $57 million increase in depreciation and amortization expense almost entirely as a result of the substantial completions of the first four Trains of the Corpus Christi Stage 3 Project in 2025.

Total other expense

The $53 million decrease in total other expense during the year ended December 31, 2025 as compared to the same period of 2024 was primarily attributable to:
•$34 million decrease in interest expense, net of capitalized interest, due to a $18 million decrease in gross interest costs, resulting from the full retirement in April 2024 of $1.5 billion of the 5.875% Senior Secured Notes due 2025, and $16 million increase in capitalized interest costs, given the higher carrying value of assets under construction, primarily associated with the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project; and
•$17 million increase in other income—affiliate related to service agreements with an affiliated subsidiary of Cheniere, as further described in Note 11—Related Party Transactions of our Notes to Consolidated Financial Statements.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. For commodity derivative instruments, including those related to our IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 6—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the year ended December 31, 2025, we realized offsets to LNG terminal costs of $173 million corresponding to 24 TBtu of LNG that was related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project. We did not record any offsets to LNG terminal costs during the year ended December 31, 2024.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which over 9 mtpa is still under construction as of December 31, 2025. As of December 31, 2025, the first four Trains of the Corpus Christi Stage 3 Project were in operation, with substantial completions for each Train achieved in March, August, October and December 2025, respectively. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed in Items 1. and 2. Business and Properties, would also be expected to result in higher revenues and operating costs and expenses.

Additionally, see Items 1. and 2. Business and Properties for discussion of our business seasonality.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

December 31, 2025
Restricted cash and cash equivalents designated for the Liquefaction Project	$195
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	2,710
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	4,100

Total available liquidity	$4,295

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of December 31, 2025. See Note 9—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to December 31, 2025 will be driven by future sources of liquidity and future cash requirements, as further discussed under the caption Future Sources and Uses of Liquidity.

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

Future Sources and Uses of Liquidity

The following discussion of our future sources and uses of liquidity includes estimates that reflect management’s assumptions and currently known market conditions and other factors as of December 31, 2025. Estimates are not guarantees of future performance and actual results may differ materially as a result of a variety of factors described in this annual report on Form 10-K.

Future Sources of Liquidity under Executed Contracts

We expect future material sources of liquidity to be derived from our long-term customer arrangements and structured cash flows under our SPAs. As described in Items 1. and 2. Business and Properties, these contracts with creditworthy counterparties form the foundation of our business and provide us with significant, stable, long-term cash flows.
We are contractually entitled to significant future consideration contracted under our long-term SPAs that has not yet been recognized as revenue. The timing of revenue recognition under GAAP may not align with cash receipts, although we do not consider the timing difference to be significant to our future liquidity. In addition, a significant portion of this future consideration is subject to variability as discussed more specifically below. We have estimated revenues under agreements with terms dependent on project milestone dates based on the estimated dates as of December 31, 2025. The following table summarizes our estimate of revenues to be received from executed long-term SPAs as of December 31, 2025 (in billions):

	Estimated Revenues Under Executed SPAs by Period (1) (2)
	2026	2027 - 2030	Thereafter	Total
LNG revenues (fixed fees)	$2.8	$11.3	$28.6	$42.7
LNG revenues (variable fees) (3)	3.9	14.6	44.8	63.3
Total	$6.7	$25.9	$73.4	$106.0

(1)LNG revenues exclude revenues from contracts with original expected durations of one year or less.
(2)LNG revenues (including $1.0 billion and $1.8 billion of fixed fees and variable fees, respectively, from affiliates) exclude SPAs with Cheniere Marketing associated with IPM agreements, for which pricing is linked to international natural gas prices.
(3)LNG revenues (variable fees) reflect the assumption of delivery of all contractual volumes, irrespective of any contractual right of non-delivery. LNG revenues (variable fees) are based on estimated forward prices and basis spreads as of December 31, 2025.

Under our SPAs and IPM agreements currently in effect, we have contracted approximately 75% of the total anticipated production through the mid-2030s from our liquefaction capacity that is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. As described in General, under our SPAs, customers purchase LNG on either an FOB basis or a DAP basis generally for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The variable fees under our SPAs were generally sized with the intention to cover the supply and transportation of natural gas and the liquefaction fuel consumed to produce the LNG to be sold under each such SPA, thus limiting our exposure to future U.S. natural gas price increases. Certain customers may elect to cancel or suspend deliveries of LNG cargoes, with advance notice as governed by each respective SPA, in which case the customers would still be required to pay the fixed fee with respect to the contracted volumes that are not delivered as a result of such cancellation or suspension.

The table above excludes SPAs with Cheniere Marketing under which we sell LNG at pricing linked to the same global gas market prices as our IPM agreements. The IPM agreements, under which we pay for natural gas feedstock based on global gas prices less liquefaction fees and certain costs incurred by us, generates a take-or-pay style fixed liquefaction fee when viewed in conjunction with the associated SPAs. Over a remaining fixed term of 17 years, we expect to generate liquidity from the approximately 3,158 TBtu of LNG yet to be delivered under these SPAs as of December 31, 2025. The table above also excludes volumes related to commissioning which are not recognized as revenues. We recognize proceeds from commissioning activities prior to the start of commercial operations as offsets to LNG terminal costs as a component of the testing phase of a Train’s construction.
Additional Future Sources of Liquidity

Available Commitments under Credit Facilities

As of December 31, 2025, we had $4.1 billion in available commitments under our credit facilities, as detailed earlier in the table summarizing our available liquidity, subject to compliance with the covenants, to potentially meet liquidity needs. Our credit facilities mature between 2027 and 2029, based on estimated project milestone dates as of December 31, 2025.

Disciplined Accretive Growth

Our significant land position at the Corpus Christi LNG Terminal provides potential development and investment opportunities for further liquefaction capacity expansion at strategically advantaged locations with proximity to pipeline infrastructure and resources. Following the pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate the Expansion Project in a phased approach, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities. The development of this site or other projects, including infrastructure projects in support of natural gas supply and LNG demand, will require, among other things, acceptable commercial and financing arrangements before a positive FID is made.

Future Cash Requirements for Operations and Capital Expenditures under Executed Contracts

We are committed to make future cash payments for operations and capital expenditures pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for operations and capital expenditures related to our core operations under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2026	2027 - 2030	Thereafter	Total
Purchase obligations (2):
Natural gas supply agreements excluding IPM agreements (3) (4)	$2.9	$5.8	$4.5	$13.2
Natural gas transportation and storage service agreements (5)	0.3	1.1	2.6	4.0
Capital expenditures	1.4	0.9	—	2.3
Shipping services agreements (6)	0.3	1.6	4.9	6.8
Other purchase obligations (7)	0.1	0.3	1.5	1.9
Total	$5.0	$9.7	$13.5	$28.2

(1)Agreements in force as of December 31, 2025 that have terms dependent on project milestone dates are based on the estimated dates as of December 31, 2025.
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

(4)Pricing of natural gas supply agreements is based on estimated forward prices and basis spreads as of December 31, 2025. Natural gas supply agreements are presented net of $0.2 billion in contracted sales of natural gas as of December 31, 2025.
(5)Natural gas transportation and storage services agreements include $1.3 billion in obligations to related parties. See Note 11 — Related Party Transactions for further information about our related parties.
(6)Shipping services agreements are between CCL and Cheniere Marketing for the provision of shipping-related services associated with certain SPAs between CCL and third-party customers with DAP delivery terms.
(7)Other purchase obligations include $1.5 billion of purchase obligations to affiliates under services agreements.

Natural Gas Supply, Transportation and Storage Service Agreements

Excluding IPM agreements and unexercised extension options, we have secured approximately 3,441 TBtu of natural gas feedstock for the Liquefaction Project through long-term natural gas supply agreements with remaining fixed terms of up to 14 years. As of December 31, 2025, we have secured approximately 66% of the natural gas supply required to support the total forecasted production capacity of the Liquefaction Project during 2026, excluding the 14% of which has been secured under IPM agreements. Natural gas supply secured decreases as a percentage of forecasted production capacity beyond 2026. As further described in Future Sources of Liquidity under Executed Contracts, the pricing structure of our SPAs often incorporates a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub, thus limiting our net exposure to future increases in natural gas prices.

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

Capital Expenditures

We enter into lump sum turnkey contracts with third party contractors for the EPC of our Liquefaction Project. The future capital expenditures included in the table above primarily consist of fixed costs under the lump sum Bechtel EPC contracts for both the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project, in which Bechtel charges a lump sum and generally bears project cost, schedule and performance risks unless certain specified events occur, in which case Bechtel causes us to enter into a change order, or we agree with Bechtel to a change order. As of December 31, 2025, substantial completions of the first four of seven midscale Trains of the Corpus Christi Stage 3 Project were achieved. Additionally, in June 2025, Cheniere’s Board made a positive FID with respect to the Midscale Trains 8 & 9 Project and issued a full notice to proceed with construction to Bechtel under an EPC contract for a contract price of approximately $2.9 billion, subject to adjustment only by change order. Refer to Liquefaction Project and Expansion Projects in Items 1. and 2. Business and Properties — Our Business for a summary of the construction status and estimated completion of both the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as of December 31, 2025. In addition to amounts presented in the table above, we expect to incur ongoing capital expenditures to maintain our facilities and other assets, as well as to optimize our existing assets and purchase new assets that are intended to grow our productive capacity.

Additional Future Cash Requirements for Operations and Capital Expenditures

Operational Services

We do not have any employees, and thus have contracts with subsidiaries of Cheniere for operations, maintenance and management services. As described in Note 11—Related Party Transactions, our payment structures under the services agreements primarily consist of cost reimbursement, plus a compensating fee based on a fixed amount (indexed for inflation) per mtpa of each Train in service. Prior to the substantial completion of a Train, a compensating fee is charged based on a percentage of the capital expenditures of the Train under construction.

As of December 31, 2025, Cheniere and its subsidiaries had 1,717 full-time employees, including 507 employees who directly supported the Liquefaction Project.

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

Future Cash Requirements for Financing under Executed Contracts

We are committed to make future cash payments for financing pursuant to certain of our contracts. The following table summarizes our estimate of material cash requirements for financing under executed contracts as of December 31, 2025 (in billions):

	Estimated Payments Due Under Executed Contracts by Period (1)
	2026	2027 - 2030	Thereafter	Total
Debt	$—	$3.4	$2.0	$5.4
Interest payments	0.2	0.6	0.4	1.2
Total	$0.2	$4.0	$2.4	$6.6

(1)Debt and interest payments are based on the total debt balance, scheduled contractual maturities and fixed or estimated forward interest rates in effect at December 31, 2025. Debt and interest payments do not contemplate repurchases, repayments and retirements that we may make prior to contractual maturity.

Debt

As of December 31, 2025, our debt complex was comprised of senior notes with an aggregate outstanding principal balance of $4.9 billion and credit facilities with $550 million outstanding loan balances. As of December 31, 2025, we were in compliance with all covenants related to our debt agreements. Further discussion of our debt obligations, including the restrictions imposed by these arrangements, can be found in Note 9—Debt of our Notes to Consolidated Financial Statements.

Interest

As of December 31, 2025, our senior notes had a weighted average contractual interest rate of 4.10%. Interest on borrowings under our credit facilities will bear interest at a variable rate per annum equal to Term SOFR or the base rate specified therein, and we are subject to interest rates on outstanding balances, commitment fees on undrawn balances and letter of credit fees on issued letters of credit. We had $110 million aggregate amount of issued letters of credit under the CCH Working Capital Facility as of December 31, 2025. Further details of our credit facilities can be found in Note 9—Debt of our Notes to Consolidated Financial Statements.

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

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,995	$1,771
Net cash used in investing activities	(2,306)	(1,830)
Net cash provided by (used in) financing activities	393	(3)
Net increase (decrease) in restricted cash and cash equivalents	$82	$(62)

Operating Cash Flows

The $224 million increase between the periods was primarily related to higher net cash inflows from LNG sales, as explained above in Results of Operations. Partially offsetting the increase was a decrease in working capital, which decreased mainly due to differences in timing of cash collections from the sale of LNG cargoes and payments to suppliers.
Investing Cash Flows

Our investing net cash outflows primarily related to: (1) construction costs for the Corpus Christi Stage 3 Project, which were $1.3 billion and $1.5 billion during the years ended December 31, 2025 and 2024, respectively, and (2) $749 million of costs paid for the Midscale Trains 8 & 9 Project during the year ended December 31, 2025, not including the amount incurred by another subsidiary of Cheniere that was developing the project prior to the EPC contract being novated to CCL upon FID of the Midscale Trains 8 & 9 Project in June 2025, primarily related to procurement and engineering. The $0.2 billion decrease in construction costs for the Corpus Christi Stage 3 Project between the periods was primarily related to a decline in expenditures in the current year related to the EPC contract as the project approaches completion. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as construction progresses on these projects.
Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Year Ended December 31,
	2025	2024
Proceeds from borrowings	$550	$—
Contributions	375	415
Distributions	(515)	(400)
Other	(17)	(18)
Net cash provided by (used in) financing activities	$393	$(3)
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

Fair Value of Level 3 Liquefaction Supply Derivatives

Our derivative instruments are recorded at fair value unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception, as described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. We record changes in the fair value of our derivative positions through earnings, based on the value for which the derivative instrument could be exchanged between willing parties. Valuation of our liquefaction supply derivative contracts is often developed through the use of internal models which includes significant unobservable inputs representing Level 3 fair value measurements as further described in Note 2—Summary of Significant Accounting Policies of our Notes to Consolidated Financial Statements. In instances where observable data is unavailable, consideration is given to the assumptions that market participants may use in valuing the asset or liability. To the extent valued using an option pricing model, we consider the future prices of energy units for unobservable periods to be a significant unobservable input to estimated net fair value. In estimating the future prices of energy units, we make judgments about market risk related to liquidity of commodity indices and volatility utilizing available market data. Changes in facts and circumstances or additional information may result in revised estimates and judgments, and actual results may differ from these estimates and judgments. We derive our volatility assumptions based on observed historical settled global LNG market pricing or accepted proxies for global LNG market pricing as well as settled domestic natural gas pricing. Such volatility assumptions also contemplate, as of the balance sheet date, observable forward curve data of such indices, as well as evolving available industry data and independent studies. In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility does not exclude the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control.

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

Additionally, the valuation of certain liquefaction supply derivatives requires significant judgment in estimating underlying forward commodity curves due to periods of unobservability or limited liquidity. Such valuations are more susceptible to variability particularly when markets are volatile. Provided below are the changes in fair value from valuation of liquefaction supply derivatives valued through the use of internal models which incorporate significant unobservable inputs for the years ended December 31, 2025 and 2024 (in millions). The changes in fair value shown are limited to instruments still held at the end of each respective period.

	Year Ended December 31,
	2025	2024
Favorable changes in fair value of liquefaction supply derivatives still held at the end of the period	$2,058	$554

The changes in fair value on instruments held at the end of both years are primarily attributed to a significant variance in the estimated and observable forward international LNG commodity prices on our IPM agreements in effect during the years ended December 31, 2025 and 2024.
The estimated fair value of level 3 liquefaction supply derivatives recognized in our Consolidated Balance Sheets as of December 31, 2025 and 2024 amounted to an asset of $3,193 million and $506 million, respectively.

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

	December 31, 2025		December 31, 2024
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$3,179	$1,828	$539	$2,174
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

Based on our assessment, we have concluded that Corpus Christi Holdings maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cheniere Corpus Christi Holdings, LLC and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Fair value of the level 3 liquefaction supply derivatives
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company recorded fair value of level 3 liquefaction supply derivatives of $3,193 million as of December 31, 2025, which included the fair value of IPM agreements. The IPM agreements are natural gas supply contracts for the operation of the liquefied natural gas facilities. The fair value of the IPM agreements is developed using internal models, including option pricing models. The models incorporate significant unobservable inputs, including future prices of energy units in unobservable periods and volatility.
We identified the evaluation of the fair value of the level 3 liquefaction supply derivatives for the IPM agreements as a critical audit matter. Specifically, complex auditor judgment and specialized skills and knowledge were required to evaluate the appropriateness and application of the option pricing model as well as the assumptions for future prices of energy units in unobservable periods and volatility.
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
February 25, 2026

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues
LNG revenues	$4,448	$3,599	$3,845
LNG revenues—affiliate	2,053	1,281	1,620
Total revenues	6,501	4,880	5,465

Operating costs and expenses (recoveries)
Cost (recovery) of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	813	1,184	(3,178)
Cost of sales—affiliate	85	96	171
Operating and maintenance expense	560	524	479
Operating and maintenance expense—affiliate	142	117	116
Operating and maintenance expense—related party	32	24	9
General and administrative expense	7	8	6
General and administrative expense—affiliate	40	44	45
Depreciation and amortization expense	514	457	449
Other operating costs and expenses	3	3	2
Total operating costs and expenses (recoveries)	2,196	2,457	(1,901)

Income from operations	4,305	2,423	7,366

Other income (expense)
Interest expense, net of capitalized interest	(31)	(65)	(217)
Loss on modification or extinguishment of debt	—	(3)	(10)
Other income, net	9	10	11
Other income—affiliate	17	—	—
Total other expense	(5)	(58)	(216)

Net income	$4,300	$2,365	$7,150

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2025	2024
ASSETS
Current assets
Restricted cash and cash equivalents	$195	$113
Trade and other receivables, net of current expected credit losses	306	194
Trade receivables—affiliate	342	190
Advances to affiliates	100	180
Inventory	168	132
Current derivative assets	7	21
Prepaid expenses	15	12
Other current assets, net	30	10
Total current assets	1,163	852

Property, plant and equipment, net of accumulated depreciation	18,770	16,254
Derivative assets	3,913	1,805
Other non-current assets, net	421	423
Total assets	$24,267	$19,334

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$50	$87
Accrued liabilities	752	523
Accrued liabilities—related party	3	3
Due to affiliates	184	76
Current derivative liabilities	433	635
Other current liabilities	11	25
Other current liabilities—affiliate	1	1
Total current liabilities	1,434	1,350

Long-term debt, net of unamortized discount and debt issuance costs	5,378	4,830
Derivative liabilities	308	652
Other non-current liabilities	28	40
Other non-current liabilities—affiliate	2	2
Total liabilities	7,150	6,874

Commitments and contingencies (see Note 12)

Member’s equity	17,117	12,460
Total liabilities and member’s equity	$24,267	$19,334

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)

	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2022	$1,084	$1,084
Contributions (excluding the item shown separately below)	180	180
Non-cash contribution (see Note 9)	398	398
Distributions	(280)	(280)
Net income	7,150	7,150
Balance at December 31, 2023	8,532	8,532
Contributions (excluding the items shown separately below)	415	415
Non-cash contribution (see Note 9)	1,514	1,514
Non-cash asset contribution from Cheniere (see Note 11)	34	34
Distributions	(400)	(400)
Net income	2,365	2,365
Balance at December 31, 2024	12,460	12,460
Contributions (excluding the items shown separately below)	375	375
Non-cash contribution (see Note 1)	497	497
Distributions	(515)	(515)
Net income	4,300	4,300
Balance at December 31, 2025	$17,117	$17,117

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$4,300	$2,365	$7,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	514	457	449
Amortization of discount and debt issuance costs	9	9	11
Total gains on derivative instruments, net	(2,612)	(985)	(5,825)
Net cash provided by (used for) settlement of derivative instruments	(28)	(14)	7
Interest expense relieved by parent	—	23	2
Other	6	10	14
Changes in operating assets and liabilities:
Trade and other receivables	(108)	(13)	168
Trade receivables—affiliate	(136)	23	26
Inventory	(35)	(9)	50
Other current assets	(20)	(3)	74
Other non-current assets	(22)	(39)	(39)
Accounts payable and accrued liabilities	126	(37)	(347)
Accrued liabilities—related party	(1)	2	—
Total deferred revenue	(25)	(18)	(1)
Other, net	(5)	(2)	(2)
Other, net—affiliate	32	2	28
Net cash provided by operating activities	1,995	1,771	1,765

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $152 million, zero and zero, respectively	(2,298)	(1,810)	(1,711)
Other, net	(8)	(20)	(11)
Net cash used in investing activities	(2,306)	(1,830)	(1,722)

Cash flows from financing activities
Proceeds from borrowings	550	—	—
Repayments and repurchases of debt	—	—	(498)
Contributions	375	415	180
Distributions	(515)	(400)	(280)
Other	(17)	(18)	(8)
Net cash provided by (used in) financing activities	393	(3)	(606)

Net increase (decrease) in restricted cash and cash equivalents	82	(62)	(563)
Restricted cash and cash equivalents—beginning of period	113	175	738
Restricted cash and cash equivalents—end of period	$195	$113	$175

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND NATURE OF OPERATIONS

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 9 mtpa was under construction and the remainder was in operation as of December 31, 2025. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 4 mtpa under construction and the remainder in operation from the first four midscale Trains that have reached substantial completion as of December 31, 2025; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of December 31, 2025. Cheniere’s board of directors made a positive FID with respect to the Midscale Trains 8 & 9 Project on June 17, 2025, and issued a full notice to proceed with construction to Bechtel Energy Inc. (“Bechtel”) effective June 18, 2025. Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related construction-in-process and other non-current assets recognized by the subsidiary totaling $373 million and $124 million, respectively, were contributed to CCL.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 11—Related Party Transactions for additional details of the activity under these services agreements during the years ended December 31, 2025, 2024 and 2023.

We are a disregarded entity for federal, state and local income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is included in the consolidated tax return of Cheniere. Accordingly, no provision or liability for income taxes is included in the accompanying Consolidated Financial Statements. However, other state or local taxes owed by us are subject to a tax sharing arrangement our subsidiaries have with Cheniere, as described in Note 11—Related Party Transactions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our Consolidated Financial Statements have been prepared in accordance with GAAP. Our Consolidated Financial Statements include the accounts of CCH and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Management evaluates its estimates and related assumptions regularly, including those related to fair value measurements of derivatives and other instruments, useful lives of property, plant and equipment and asset retirement obligations (“AROs”), each as further discussed under the respective sections within this note. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.

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
In determining fair value, we use observable market data, or models that incorporate observable market data, when such data is available. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value. We attempt to maximize our use of observable inputs and minimize our use of unobservable inputs in arriving at fair value estimates.

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

Revenue Recognition

Revenues from the sale of LNG are recognized at a point in time when the LNG is delivered to the customer based on the FOB or DAP delivery terms, which is generally the point legal title, physical possession and the risks and rewards of ownership transfer to the customer. Each individual molecule of LNG is viewed as a separate performance obligation. We allocate the contract price (including both fixed and variable fees) in each LNG sales arrangement based on the stand-alone selling price of each performance obligation as of the time the contract was negotiated. We have concluded that the variable fees meet the exception for allocating variable consideration to specific parts of the contract. As such, the variable consideration for these contracts is allocated to each distinct molecule of LNG and recognized when that distinct molecule of LNG is delivered to the customer.
Sales generated during the commissioning phase of a Train are offset against the cost of construction for the respective Train, as further described under the caption Property, Plant and Equipment below. After substantial completion of a Train is achieved, fees received for LNG volumes produced are recognized as LNG revenues.

For transactions where we receive consideration from the customer, we assess whether we are the principal or the agent in the arrangement. Arrangements where we have concluded that we act as a principal are presented within our Consolidated Statements of Operations on a gross basis, and arrangements where we have concluded that we act as an agent are presented within our Consolidated Statements of Operations on a net basis. For the years ended December 31, 2025, 2024 and 2023, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Current Expected Credit Losses

Current expected credit losses consider the risk of loss based on past events, current conditions and reasonable and supportable forecasts. A counterparty’s ability to pay is assessed through a credit review process that considers contract and payment terms, the counterparty’s established credit rating and credit worthiness and other risks or available financial assurances. We calculate the allowance for credit losses under a probability-of-default method applied to pools of assets with similar risk characteristics and reflect credit enhancements such as letters of credit and guarantees to the extent that such enhancements are contractually linked to the underlying asset and with the same counterparty. Quarterly, we evaluate whether our method continues to be appropriate based on historical collections and additional information as it becomes available and adjust our reserve as necessary.

The following table reflects the changes in our current expected credit losses (in millions):

	Year Ended December 31,
	2025	2024	2023
Current expected credit losses, beginning of period	$3	$3	$4
Charges (reversals), net	—	—	(1)
Current expected credit losses, end of period	$3	$3	$3

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Expenditures for construction or acquisition of assets, commissioning activities and costs that significantly extend the useful life or increase the functionality and/or capacity of an asset are capitalized. Expenditures for maintenance and repairs (including those for planned major maintenance projects) to maintain property, plant and equipment in operating condition are generally expensed as incurred.

Generally, we begin capitalizing the costs of LNG terminal construction once the individual project meets the following criteria: (1) regulatory approval has been received, (2) financing for the project is available and (3) management has committed to commence construction.

Generally, costs that benefit us more broadly than for a specific project are capitalized prior to a project meeting the criteria otherwise necessary for capitalization and typically include land and land acquisition costs, preliminary material and equipment procurement and engineering design work.

Sales proceeds earned from volumes produced and sold during the commissioning phase of a respective Train, which includes test activities such as production and removal of LNG from storage, are offset against the cost of construction for the respective Train, net of associated costs, as such activities are necessary to test the facility and bring the asset to the condition necessary for its intended use.

We depreciate our property, plant and equipment using the straight-line depreciation method over assigned useful lives, except land which is not depreciated. Refer to Note 5—Property, Plant and Equipment, Net of Accumulated Depreciation for additional discussion of our useful lives by asset category. Upon retirement or other disposition of property, plant and equipment, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets, and any resulting gains or losses on disposal are recorded in other operating costs and expenses.

Management tests property, plant and equipment for impairment whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets for

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

purposes of assessing recoverability. Recoverability generally is determined by comparing the carrying value of the asset to the expected undiscounted future cash flows of the asset. If the carrying value of the asset is not recoverable, the amount of impairment loss is measured as the excess, if any, of the carrying value of the asset over its estimated fair value.

We did not record any material impairments related to property, plant and equipment during the years ended December 31, 2025, 2024 and 2023.

Interest Capitalization

We capitalize interest costs as part of the historical cost of qualifying assets, mainly during the construction period of the qualifying assets, which primarily consists of LNG terminal and related assets. Upon placing the underlying asset in service, these costs are depreciated or amortized over the estimated useful life of the corresponding assets for which interest costs were incurred.

Derivative Instruments

We use derivative instruments to hedge our exposure to cash flow variability from commodity price risk. Derivative instruments are recorded at fair value and included in our Consolidated Balance Sheets as current or non-current assets or liabilities depending on the derivative position and the expected timing of settlement, unless a derivative instrument satisfies criteria for, and we elect, the normal purchases and normal sales exception and account for the instrument under the accrual method of accounting, whereby the designated instrument’s revenues or expenses, as applicable, are recognized only upon delivery, receipt or realization of the underlying transaction.

We did not have any derivative instruments designated as cash flow, fair value or net investment hedges during the years ended December 31, 2025, 2024 and 2023; therefore, the changes in the fair value of our derivative instruments are recorded in earnings.

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
We have elected to report derivative assets and liabilities under master netting arrangements with the same counterparty on a net basis. Additionally, the fair value amounts recognized as cash collateral pledged or received, such as initial margins and other collateral that are not contractually characterized as settlement of the respective derivative positions, are offset against the fair value of derivatives executed with the same counterparty under a master netting arrangement. Collateral balances not offset against a derivative position are presented on our Consolidated Balance Sheets within other current assets, net and other current liabilities. Derivative assets and liabilities not subject to master netting arrangements are presented net when we have a legally enforceable right and the intent to offset amounts with the same counterparty.

See Note 6—Derivative Instruments for additional details about our derivative instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of counterparty credit risk, or the risk that a counterparty will be unable to meet its commitments, consist principally of accounts receivable and contract assets related to our long-term SPAs, as our contracted LNG sales are primarily under SPAs with terms exceeding 10 years. As of December 31, 2025, CCL had SPAs with initial terms of 10 or more years with less than 15 different third party customers, with customers under common control being considered a single customer, and had agreements with Cheniere Marketing. CCL is dependent on the respective customers’ creditworthiness and their ability to perform under their respective agreements. While substantially all

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

of our long-term third party customer arrangements are executed with a creditworthy company or secured by a parent company guarantee or other form of collateral, we are nonetheless exposed to credit risk in the event of a customer default that requires us to seek recourse.

Additionally, we maintain cash balances at financial institutions, which may at times be in excess of federally insured levels. We have not incurred credit losses related to these cash balances to date.

While we use derivative instruments that expose us to counterparty credit risk, our underlying arrangements typically include provisions that protect us and our counterparties against such risk. For example, our commodity derivatives executed over-the-counter or through an exchange often require collateral that is returned to us (or to the counterparty) on or near the settlement date or are settled on a daily margin basis with investment grade financial institutions and are primarily facilitated by independent system operators and by clearing brokers. For non-exchange traded transactions, payments on margin deposits, either by us or by the counterparty depending on the position, are required when the value of a derivative exceeds the pre-established credit limit with the counterparty.
We monitor counterparty creditworthiness on an ongoing basis; however, we cannot predict sudden changes in counterparties’ creditworthiness. Even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, we may not realize the benefit of some of our assets.
Debt

Our debt consists of current and long-term secured and unsecured debt securities and credit facilities with banks and other lenders. Debt issuances are placed directly by us or through securities dealers or underwriters and are held by institutional and retail investors.

Term debt is recorded on our Consolidated Balance Sheets at par value adjusted for unamortized discount or premium and net of unamortized debt issuance costs. Debt issuance costs consist primarily of arrangement fees, professional fees, legal fees and commitment fees. Costs associated with entering into a line of credit or on undrawn funds are presented as an asset and classified as current or non-current, consistent with the respective credit facility. As of December 31, 2025 and 2024, all of such costs were classified as other non-current assets, net, on our Consolidated Balance Sheets. Discounts, premiums and debt issuance costs directly related to the issuance of debt are amortized over the life of the debt except in the case of our credit facilities, in which such items are amortized on a straight-line basis over the contractual term of the facility. Amortization is recorded in interest expense, net of capitalized interest using the effective interest method.

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

Our Corpus Christi Pipeline is subject to regulations by the FERC for proper abandonment of a pipeline, including the disconnection of the pipeline from all sources and supplies of gas and other decommissioning costs. We believe that it is not feasible to predict when the natural gas transportation services provided by the Corpus Christi Pipeline will no longer be utilized. In addition, our right-of-way agreements associated with the Corpus Christi Pipeline have no stipulated termination

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

dates. We intend to operate the Corpus Christi Pipeline as long as supply and demand for natural gas exists in the U.S. and intend to maintain it regularly. For these reasons, we have not recorded an ARO associated with the Corpus Christi Pipeline.

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

NOTE 3—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	December 31,
	2025	2024
Trade receivables	$288	$181
Other receivables	18	13
Total trade and other receivables, net of current expected credit losses	$306	$194

Upon collection of our trade receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project. See Note 2—Summary of Significant Accounting Policies for further discussion of our Restricted Cash and Cash Equivalents.

NOTE 4—INVENTORY

Inventory consisted of the following (in millions):

	December 31,
	2025	2024
Materials	$146	$108
LNG	12	16
Natural gas	9	7
Other	1	1
Total inventory	$168	$132

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 5—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	Useful live	December 31,
	(years)	2025	2024
LNG terminal
Terminal and interconnecting pipeline facilities	6 - 50	$17,283	$13,406
Land		575	302
Construction-in-process		3,716	4,846
Accumulated depreciation		(2,811)	(2,306)
Total LNG terminal, net of accumulated depreciation		18,763	16,248
Fixed assets
Fixed assets	3 - 10	31	28
Accumulated depreciation		(24)	(22)
Total fixed assets, net of accumulated depreciation		7	6
Property, plant and equipment, net of accumulated depreciation		$18,770	$16,254

The following table shows depreciation expense and offsets to LNG terminal (in millions):

	Year Ended December 31,
	2025	2024	2023
Depreciation expense	$511	$455	$448
Sales proceeds earned from commissioning sales of LNG offset to LNG terminal (1)	173	—	—

(1)We realize offsets to LNG terminal for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	December 31, 2025				December 31, 2024
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(14)	$3,193	$3,179	$—	$33	$506	$539

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of December 31, 2025:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$3,193	Market approach incorporating present value techniques	Henry Hub basis spread	$(4.085) - $0.067 / $(0.215)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	70% - 407% / 171%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$506	$(502)	$(6,205)
Realized and change in fair value gains (losses) included in net income (1):
Included in cost of sales, existing deals (2)	2,061	551	4,383
Included in cost of sales, new deals (3)	(3)	3	(1)
Purchases and settlements:
Purchases (4)	—	—	—
Settlements (5)	630	454	1,321
Transfers out of level 3 (6)	(1)	—	—
Balance, end of period	$3,193	$506	$(502)
Favorable changes in fair value relating to instruments still held at the end of the period	$2,058	$554	$4,382

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of December 31, 2025, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,423 TBtu and 7,003 TBtu as of December 31, 2025 and 2024, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both December 31, 2025 and 2024.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Year Ended December 31,
	2025	2024	2023
LNG revenues	$1	$(3)	$(5)
Cost of sales	2,611	988	5,830

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	December 31, 2025	December 31, 2024
Consolidated Balance Sheets Location
Current derivative assets	$7	$21
Derivative assets	3,913	1,805
Total derivative assets	3,920	1,826

Current derivative liabilities	(433)	(635)
Derivative liabilities	(308)	(652)
Total derivative liabilities	(741)	(1,287)

Derivative asset, net	$3,179	$539

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	December 31, 2025	December 31, 2024
Gross assets	$4,724	$2,836
Offsetting amounts	(804)	(1,010)
Net assets	$3,920	$1,826

Gross liabilities	$(771)	$(1,326)
Offsetting amounts	30	39
Net liabilities	$(741)	$(1,287)

We had collateral balances of $9 million and $5 million that were recorded within other current assets, net, and not netted on our Consolidated Balance Sheets, as of December 31, 2025 and 2024, respectively.

NOTE 7—OTHER NON-CURRENT ASSETS, NET

Other non-current assets, net consisted of the following (in millions):

	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$244	$223
Advances to service providers	86	86
Debt issuance costs and deferred commitment fees, net of accumulated amortization	47	47
Other	44	67
Total other non-current assets, net	$421	$423

NOTE 8—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	December 31,
	2025	2024
Natural gas purchases	$492	$319
LNG Terminal costs	193	143
Other accrued liabilities	67	61
Total accrued liabilities	$752	$523

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 9—DEBT

Debt consisted of the following (in millions):

	December 31,
	2025	2024
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	550	—
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	5,415	4,865

Unamortized discount and debt issuance costs	(37)	(35)
Total long-term debt, net of unamortized discount and debt issuance costs	$5,378	$4,830

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Senior Secured Notes
The Senior Secured Notes are jointly and severally guaranteed by our subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “CCH Guarantor” and collectively, the “CCH Guarantors”). The Senior Secured Notes are our senior secured obligations, ranking senior in right of payment to any and all of our future indebtedness that is subordinated to the Senior Secured Notes and equal in right of payment with our other existing and future indebtedness that is senior and secured by the same collateral securing the Senior Secured Notes. The Senior Secured Notes are secured by a first-priority security interest in substantially all of our and the CCH Guarantors’ assets. We may, at any time, redeem all or part of the Senior Secured Notes at specified prices set forth in the respective indentures governing the Senior Secured Notes, plus accrued and unpaid interest, if any, prior to the date of redemption. The series of Senior Secured Notes due in 2039 are fully amortizing according to a fixed sculpted amortization schedule, as set forth in the respective indentures.

Contributions from Cheniere for Extinguishment of Senior Secured Notes

During the year ended December 31, 2024, Cheniere fully retired $1.5 billion outstanding aggregate principal amount of our 5.625% Senior Secured Notes due 2025. During the year ended December 31, 2023, Cheniere repurchased $400 million of certain series of our Senior Secured Notes on the open market, which were subsequently cancelled by us. Additionally, Cheniere paid interest on our behalf that was due at the time of the respective debt repayments of $23 million and $2 million during the years ended December 31, 2024 and 2023 , respectively. Additionally, we recorded a non-cash charge through equity of $4 million during the year ended December 31, 2023 associated with the debt extinguishments.

The aforementioned debt extinguishment activities by Cheniere on our behalf were in accordance with the Equity Contribution Agreement, as noted in Note 11—Related Party Transactions, and recorded as net contributions from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity.

Below is a schedule of future principal payments that we are obligated to make on our outstanding debt at December 31, 2025 (in millions):

Years Ending December 31,	Principal Payments
2026	$—
2027	1,321
2028	629
2029	1,299
2030	181
Thereafter	1,985
Total	$5,415

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Credit Facilities

Below is a summary of our credit facilities outstanding as of December 31, 2025 (in millions):

	CCH Credit Facility (1)	CCH Working Capital Facility (2)
Total facility size	$3,260	$1,500
Less:
Outstanding balance	550	—
Letters of credit issued	—	110
Available commitment	$2,710	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (3)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Weighted average interest rate of outstanding balance	5.316%	n/a
Commitment fees on undrawn balance (3)	0.525%	0.10% - 0.20%
Letter of credit fees (3)	N/A	1.0% - 1.5%
Maturity date	(4)	June 15, 2027

(1)Our obligations under the CCH Credit Facility are secured by a first priority lien on substantially all of our assets and our subsidiaries and by a pledge by Cheniere CCH Holdco I, LLC, our direct parent company, of its 100% ownership of our limited liability company interests.
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

Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. Additionally, as described in Note 2—Summary of Significant Accounting Policies, our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

As of December 31, 2025, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Total interest cost	$221	$239	$323
Capitalized interest	(190)	(174)	(106)
Total interest expense, net of capitalized interest	$31	$65	$217

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	December 31, 2025		December 31, 2024
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$5,415	$4,618	$4,865	$4,441

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of December 31, 2025 and 2024, $1.8 billion and $1.7 billion, respectively, of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 10—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$4,447	$3,602	$3,850
LNG revenues—affiliate	2,053	1,281	1,620
Total revenues from contracts with customers	6,500	4,883	5,470
Net derivative gain (loss) (see Note 6)	1	(3)	(5)
Total revenues	$6,501	$4,880	$5,465

LNG Revenues

We have numerous SPAs with third party customers for the sale of LNG on an FOB basis or a DAP basis. Our customers generally purchase LNG for a price consisting of a fixed fee per MMBtu of LNG (a portion of which is subject to annual adjustment for inflation) plus a variable fee per MMBtu of LNG generally equal to 115% of Henry Hub. The fixed fee component is the amount payable to us regardless of a cancellation or suspension of LNG cargo deliveries by the customers. The variable fee component is the amount generally payable to us only upon delivery of LNG plus all future adjustments to the fixed fee for inflation. The SPAs and contracted volumes to be made available under the SPAs are not tied to a specific Train. Additionally, we have agreements with Cheniere Marketing for which the related revenues are recorded as LNG revenues—affiliate. See Note 11—Related Party Transactions for additional information regarding these agreements.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	December 31,
	2025	2024
Contract assets, net of current expected credit losses	$263	$224

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Contract assets include our right to consideration for transferring goods or services to the customer under the terms of a sales contract when the associated consideration is not yet due and have primarily arisen from certain SPAs that have tiered payments structures.
The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Year Ended December 31, 2025
Deferred revenue, beginning of period	$57
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(25)
Deferred revenue, end of period	$32
We record deferred revenue when we receive consideration, or such consideration is unconditionally due from a customer, prior to transferring goods or services to the customer under the terms of a sales contract. The change in deferred revenue between the years ended December 31, 2025 and 2024 is primarily attributable to differences between the timing of revenue recognition and the receipt of advance payments related to delivery of LNG under certain SPAs.

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	December 31, 2025		December 31, 2024
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.7	8	$47.5	9
LNG revenues—affiliate	1.0	7	0.9	9
Total revenues	$42.7		$48.4

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Year Ended December 31,
	2025	2024
LNG revenues	56%	45%
LNG revenues—affiliate	78%	81%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE 11—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Year Ended December 31,
	2025	2024	2023
LNG revenues—affiliate
SPAs and Letter Agreements (1)	$2,053	$1,281	$1,620

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG (1) (2)	2	1	55
Shipping Services Agreements (3)	83	95	116
Total cost of sales—affiliate	85	96	171

Operating and maintenance expense—affiliate
Services Agreements (4)	141	117	116
Other Agreements	1	—	—
Total operating and maintenance expense—affiliate	142	117	116

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (5)	32	24	9

General and administrative expense—affiliate
Services Agreements (4)	40	44	45

Other income—affiliate
Services Agreements (6)	17	—	—

(1)CCL primarily sells LNG to Cheniere Marketing under SPAs and a letter agreement at a price equal to 115% of Henry Hub plus a fixed fee, except for SPAs associated with IPM agreements for which pricing is linked to international natural gas prices. In addition, CCL has an arrangement with Cheniere Marketing to provide the ability, in limited circumstances, to potentially fulfill commitments to LNG buyers in the event operational conditions impact operations at either the Sabine Pass or Corpus Christi liquefaction facilities. The purchase price for such cargoes would be the greater of: (a) 115% of the applicable natural gas feedstock purchase price or (b) an FOB U.S. Gulf Coast LNG market price.
(2)CCL has an agreement with Sabine Pass Liquefaction, LLC (“SPL”) that allows the parties to sell and purchase natural gas with each other at prices and quantities as agreed between the parties per transaction. Natural gas purchased under this agreement is initially recorded as inventory and then to cost of sales—affiliate upon its sale, except for purchases related to commissioning activities which are capitalized as LNG terminal construction-in-process.
(3)CCL and Cheniere Marketing have Shipping Services Agreements (“SSAs”) for the provision of certain shipping and transportation-related services associated with certain SPAs between CCL and third-party customers under DAP delivery terms. Under the SSAs, CCL pays Cheniere Marketing a fee of 5% to 12% of Henry Hub plus a fixed fee for the shipping services provided.
(4)We do not have employees and thus our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. Our payment structures under the services agreements primarily consist of a cost reimbursement plus a compensating fee based on a fixed amount (indexed for inflation) per mtpa of each Train in service. The non-reimbursement amounts incurred under these agreements are recorded in general and administrative expense—affiliate.
(5)CCL is party to natural gas transportation agreements with related parties through Cheniere’s equity method investments in the ordinary course of business for the operation of the Liquefaction Project. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million,

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

$8 million and $9 million of operating and maintenance expense from the investee during the years ended December 31, 2025, 2024 and 2023, respectively.
(6)Represents the amount of cumulative income allocated to certain of our subsidiaries by an affiliate, to whom our subsidiaries advance payments so that the affiliate may pay operating expenses on their behalf pursuant to their operating and maintenance agreements. The affiliate in turn temporarily invests such funds into interest and dividend earning deposit accounts, from which they allocated the historically earned income to our subsidiaries effective June 30, 2025. The affiliate currently allocates such income to our subsidiaries in the same period the affiliate earns such interest and dividend income.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 10—Revenues.

During the year ended December 31, 2025, we purchased certain physical assets from other subsidiaries of Cheniere to support the expansion of the Liquefaction Project for $109 million which is recorded in due to affiliates. During the year ended December 31, 2024, Cheniere sold certain physical assets to a related party to support future natural gas transportation services to be provided to us involving such assets. Cheniere then contributed to us $34 million of other non-current assets obtained in the transaction.

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

Equity Contribution Agreement

We have an equity contribution agreement with Cheniere and our direct parent company (the “Equity Contribution Agreement”) pursuant to which Cheniere agreed to contribute any of our Senior Secured Notes that Cheniere has repurchased to us for no consideration. During the year ended December 31, 2024, Cheniere repurchased a total of $1.5 billion of certain series of our Senior Secured Notes, which were immediately contributed under the Equity Contribution Agreement to us from Cheniere and cancelled by us.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Commitments

We have various future contractual commitments which do not meet the definition of a liability as of December 31, 2025 and thus are not recognized as liabilities in our Consolidated Financial Statements. Executed contracts containing such future commitments include agreements for capital expenditures, natural gas transportation and storage services, goods and services necessary to operate our Liquefaction Project and letters of credit.
CCL has contractual commitments under lump sum turnkey contracts with Bechtel for the engineering, procurement and construction of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project. The total contract price of the EPC contracts, inclusive of amounts incurred under change orders, for the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project were approximately $6.0 billion and $2.9 billion, respectively, of which we had remaining obligations of approximately $0.7 billion and $1.6 billion, respectively, as of December 31, 2025

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

Environmental and Regulatory Matters

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
Legal Proceedings

We are, and may in the future be, involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We recognize legal costs in connection with legal and regulatory matters as they are incurred. In the opinion of management, as of December 31, 2025, there were no pending legal matters that would reasonably be expected to have a material impact on our operating results, financial position or cash flows.

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

The measure of profit and loss regularly provided to the CODM that is most consistent with GAAP is net income, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost (recovery) of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $2.6 billion, $1.0 billion and $5.8 billion in gains for the years ended December 31, 2025, 2024 and 2023, respectively. Interest income, which is included in other income, net on our Consolidated Statements of Operations, was $8 million, $10 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets is reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers			Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Year Ended December 31,			December 31,
	2025	2024	2023	2025	2024
Customer A	19%	20%	22%	*	*
Customer B	13%	13%	14%	*	*
Customer C	13%	13%	14%	*	*
Customer D	*	*	*	46%	53%
Customer E	*	*	*	12%	*

* Less than 10%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

The following table shows total revenues from contracts with external customers attributable to the country in which the revenues were derived (in millions). We attribute revenues to the country in which the party to the applicable agreement has its principal place of business, with foreign countries that individually accounted for 10% or more of total revenues from contracts with external customers shown separately from the remaining countries. Revenues attributed to foreign countries exclude certain sales and other operating revenues for which attribution to a specific country is not practicable.

	Total Revenues from Contracts with External Customers
	Year Ended December 31,
	2025	2024	2023
Spain	$1,141	$1,161	$1,355
Singapore	739	525	590
France	672	540	543
Ireland	581	484	538
Indonesia	573	483	558
U.S.	108	86	86
Other countries	633	323	180
Total	$4,447	$3,602	$3,850

NOTE 14—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for interest on debt, net of amounts capitalized	$23	$140	$223
Non-cash investing activities (1):
Unpaid purchases of property, plant and equipment (2)	261	62	148
Transfers to property, plant and equipment from other non-current assets	24	—	—
Non-cash contribution of assets (See Note 1)	497	—	—
Contribution from Cheniere for extinguishment of Senior Secured Notes (see Note 9)	—	1,491	400
Conveyance of other non-current assets from Cheniere for infrastructure support (see Note 11)	—	34	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $21 million, zero and zero, respectively.

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

Based on their evaluation as of the end of the fiscal year ended December 31, 2025, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are (1) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 9B.    OTHER INFORMATION

On February 25, 2026, CCL and Cheniere Marketing International LLP (“CMI”) entered into an SPA for approximately 1.5 mtpa of LNG associated with the previously existing DAP SPA between CMI and Orlen S.A.

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

Omitted pursuant to Instruction I of Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND MANAGER INDEPENDENCE

Omitted pursuant to Instruction I of Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, Texas, Auditor Firm ID 185. The following table sets forth the fees billed by KPMG LLP for professional services rendered for 2025 and 2024 (in millions):

	Fiscal 2025	Fiscal 2024
Audit Fees	$2	$1

Audit Fees—Audit fees for 2025 and 2024 include fees associated with the audit of our annual Consolidated Financial Statements, reviews of our interim Consolidated Financial Statements and services performed in connection with registration statements and debt offerings, including comfort letters and consents.

Audit-Related Fees—There were no audit-related fees in 2025 and 2024.

Tax Fees—There were no tax fees in 2025 and 2024.

Other Fees—There were no other fees in 2025 and 2024.

Auditor Pre-Approval Policy and Procedures

We are not a public company and we are not listed on any stock exchange. As a result, we are not required to, and do not, have an independent audit committee, a financial expert or a majority of independent directors. The audit committee of Cheniere has approved all audit and non-audit services to be provided by the independent accountants and the fees for such services during the fiscal years ended December 31, 2025 and 2024.

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

Exhibit No.		Incorporated by Reference (1)
	Description	Entity	Form	Exhibit	Filing Date
3.1	Certificate of Formation of the Company	CCH	S-4	3.1	1/5/2017
3.2	Certificate of Correction to Certificate of Formation of the Company	CCH	S-4	3.2	1/5/2017
3.3	Amended and Restated Limited Liability Company Agreement of the Company	CCH	S-4	3.3	1/5/2017
3.4	Certificate of Formation of CCL	CCH	S-4	3.4	1/5/2017
3.5	Amended and Restated Limited Liability Company Agreement of CCL	CCH	S-4	3.5	1/5/2017

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
3.6	Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.6	1/5/2017
3.7	Certificate of Correction to Certificate of Formation of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.7	1/5/2017
3.8	Amended and Restated Limited Liability Company Agreement of Corpus Christi Pipeline GP, LLC	CCH	S-4	3.8	1/5/2017
3.9	Certificate of Limited Partnership of CCP	CCH	S-4	3.9	1/5/2017
3.10	Certificate of Amendment to Certificate of Limited Partnership of CCP	CCH	S-4	3.10	1/5/2017
3.11	Amended and Restated Agreement of Limited Partnership of CCP	CCH	S-4	3.11	1/5/2017
4.1	Indenture, dated as of May 18, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	5/18/2016
4.2	First Supplemental Indenture, dated as of December 9, 2016, among the Company, as Issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as Trustee	Cheniere	8-K	4.1	12/9/2016
4.3	Second Supplemental Indenture, dated as of May 19, 2017, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as Guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	5/19/2017
4.4	Form of 5.125% Senior Secured Note due 2027 (Included as Exhibit A-1 to Exhibit 4.3 above)	CCH	8-K	4.1	5/19/2017
4.5	Third Supplemental Indenture, dated September 6, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/12/2019
4.6	Indenture, dated as of September 27, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and the Bank of New York Mellon, as trustee	CCH	8-K	4.1	9/30/2019
4.7	Form of 4.80% Senior Secured Note due December 31, 2039 (Included as Exhibit A-1 to Exhibit 4.6 above)	CCH	8-K	4.1	9/30/2019
4.8	Indenture, dated as of October 17, 2019, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	10/18/2019
4.9	Form of 3.925% Senior Secured Note due December 31, 2039 (Included as Exhibit A to Exhibit 4.8 above)	CCH	8-K	4.1	10/18/2019
4.10	Fourth Supplemental Indenture, dated as of November 13, 2019, among the Company, as issuer, CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	11/13/2019
4.11	Form of 3.700% Senior Secured Note due 2029 (Included as Exhibit A-1 to Exhibit 4.10 above)	CCH	8-K	4.1	11/13/2019
4.12	Fifth Supplemental Indenture, dated as of August 24, 2021, among the Company, as issuer, CCL, CCP, and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/24/2021
4.13	Form of 2.742% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.12 above)	CCH	8-K	4.1	8/24/2021
4.14	Indenture, dated as of August 20, 2020, among the Company, as issuer, and CCL, CCP and Corpus Christi Pipeline GP, LLC, as guarantors, and The Bank of New York Mellon, as trustee	CCH	8-K	4.1	8/21/2020
4.15	Form of 3.52% Senior Secured Note due 2039 (Included as Exhibit A-1 to Exhibit 4.14 above)	CCH	8-K	4.1	8/21/2020
10.1	Amended and Restated Pledge Agreement, dated May 22, 2018, among Cheniere CCH HoldCo I, LLC and Société Générale as Security Trustee	CCH	8-K	10.4	5/24/2018
10.2	Amended and Restated Equity Contribution Agreement, dated May 22, 2018, among the Company and Cheniere	CCH	8-K	10.5	5/24/2018

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.3	Second Amended and Restated Term Loan Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time and Société Générale as the Term Loan Facility Agent	CCH	8-K	10.1	6/22/2022
10.4	First Amendment to Second A&R Term Loan Facility Agreement, dated April 19, 2024	CCH	10-Q	10.2	8/8/2024
10.5	Second Amended and Restated Common Terms Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, Société Générale, as Term Loan Facility Agent, The Bank of Nova Scotia as Working Capital Facility Agent, and Société Générale as Intercreditor Agent, and any other facility lenders party thereto from time to time	CCH	8-K	10.3	6/22/2022
10.6	First Amendment to Second A&R Common Terms Agreement, dated April 19, 2024	CCH	10-Q	10.3	8/8/2024
10.7	Second Amended and Restated Common Security and Account Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the Senior Creditor Group Representatives, Société Générale as the Intercreditor Agent, Société Générale as Security Trustee and Mizuho Bank, Ltd as the Account Bank	CCH	8-K	10.4	6/22/2022
10.8	First Amendment to Second A&R Common Security and Account Agreement, dated April 19, 2024	CCH	10-Q	10.4	8/8/2024
10.9	Second Amended and Restated Working Capital Facility Agreement, dated June 15, 2022, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Working Capital Facility Agent and Société Générale as Security Trustee	CCH	8-K	10.2	6/22/2022
10.10	First Amendment to Second A&R Working Capital Facility Agreement, dated April 19, 2024	CCH	10-Q	10.5	8/8/2024
10.11	Fixed Price Separated Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL (successor of CCL Stage III) and Bechtel Energy Inc	CEI	10-Q	10.1	5/4/2022
10.12
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL (successor of CCL Stage III) and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-00001 Maintaining Elevated Ground Flare Option, dated March 28, 2022, (ii) the Change Order CO-00002 Package 7 Pre-Investment of Trains 8 and 9 (Without Site Work), dated April 29, 2022 and (iii) the Change Order CO-00003 Modifications to Insurance Language, dated June 13, 2022 (Portions of this exhibit have been omitted.)
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
		CCH	10-Q	10.1	11/3/2022

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.14	Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Oil Gas and Chemicals, Inc.: (i) the Change Order CO-000010 Insurance Provisional Sum Interim Adjustment, dated September 13, 2022 and (ii) the Change Order CO-000011 Package 6 Descope and Transfer to Owner, dated September 14, 2022 (Portions of this exhibit have been omitted.)	CCH	10-K	10.10	2/23/2023
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
		CCH	10-Q	10.1	8/3/2023

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
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
		CCH	10-Q	10.1	11/2/2023

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
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
		CCH	10-K	10.14	2/21/2024

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
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
		CCH	10-Q	10.1	5/3/2024
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
		CCH	10-Q	10.1	8/8/2024
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
		CCH	10-Q	10.1	10/31/2024

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.22
Change orders to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00093 Local Temperature Indication at LNG Rundown Line, dated September 23, 2024, (ii) the Change Order CO-0009 Tie-In Connection for Future Isopentane Injection, dated October 21, 2024, (iii) the Change Order CO-00095 Flame Detection Coverage Package #1, dated October 21, 2024, (iv) the Change Order CO-0096 Metering Telemetry in GIS Substation, dated November 13, 2024, (v) the Change Order CO-0097 Sifting and Sorting Operations, dated October 1, 2024, and (vi) the Change Order CO-0098 Acceleration Program Provisional Sum, dated December 20, 2024 (Portions of this exhibit have been omitted.)
		CCH	10-K	10.22	2/20/2025
10.23	Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: the Change Order CO-00099 #57 Crushed Rock for Surface Paving - ISBL Areas, dated January 24, 2025 (Portions of this exhibit have been omitted.)	CCH	10-Q	10.1	5/8/2025
10.24
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
		CCH	10-Q	10.1	8/7/2025
10.25
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
		CCH	10-Q	10.1	10/30/2025
10.26*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00114 P&ID Natives for Trains 3 through 7 and OSBL Phase 2, dated October 29, 2025 and (ii) the Change Order CO-00115 Acceleration Program Extension (January - April 2026), dated December 23, 2025 (Portions of this exhibit have been omitted.)

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.27	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCL	CCH	S-4	10.14	1/5/2017
10.28	Operation and Maintenance Agreement, dated as of May 13, 2015, among Cheniere LNG O&M Services, LLC and CCP	CCH	S-4	10.15	1/5/2017
10.29	LNG Sale and Purchase Agreement (FOB), dated April 1, 2014, between CCL (Seller) and Endesa Generación, S.A. (Buyer)	Cheniere	8-K	10.1	4/2/2014
10.30	LNG Sale and Purchase Agreement (FOB), dated April 7, 2014, between CCL (Seller) and Endesa S.A. (Buyer)	Cheniere	8-K	10.1	4/8/2014
10.31	Assignment and Amendment Agreement, dated April 7, 2014, among Endesa Generación S.A., Endesa S.A. and CCL	Cheniere	10-Q	10.3	5/1/2014
10.32	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.9	10/30/2015
10.33	Amendment No. 2 of LNG Sale and Purchase Agreement (FOB), dated July 23, 2015, between Endesa S.A. (Buyer) and CCL (Seller)	Cheniere	10-Q	10.10	10/30/2015
10.34	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 1, 2014, between CCL and Endesa S.A. (assignee of Endesa Generacion S.A.), as amended	CCH	10-Q	10.2	8/3/2023
10.35	Letter agreement regarding change from LIBOR to SOFR, dated May 18, 2023, to LNG Sale and Purchase Agreement, dated April 7, 2014, between CCL and Endesa S.A., as amended	CCH	10-Q	10.3	8/3/2023
10.36	Amended and Restated LNG Sale and Purchase Agreement (FOB), dated March 20, 2015, between CCL (Seller) and PT Pertamina (Persero) (Buyer)	Cheniere	10-Q	10.5	4/30/2015
10.37	Amendment No. 1, dated February 4, 2016, to Amended and Restated LNG Sale and Purchase Agreement (FOB) between CCL and PT Pertamina (Persero), dated March 20, 2015	CCH	S-4	10.22	1/5/2017
10.38	Amendment No. 2 of Amended and Restated LNG Sale and Purchase Agreement, dated June 27, 2019, between CCL and PT Pertamina (Persero)	CCH	10-Q	10.1	11/1/2019
10.39	LNG Sale and Purchase Agreement (FOB), dated June 2, 2014, between CCL (Seller) and Gas Natural Fenosa LNG SL (subsequently assigned to Gas Natural Fenosa LNG GOM, Limited) (Buyer)	Cheniere	8-K	10.1	6/2/2014
10.40	Amendment No. 1 of LNG Sale and Purchase Agreement (FOB), dated February 27, 2018, between CCL (Seller) and Gas Natural Fenosa LNG GOM, Limited (Buyer)	CCH	10-Q	10.5	5/4/2018
10.41	Second Amended and Restated Base LNG Sale and Purchase Agreement (FOB), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	8-K	10.6	6/22/2022
10.42	LNG Sale and Purchase Agreement (ARC), dated June 15, 2022, between CCL (successor of CCL Stage III) and Cheniere Marketing International LLP	CCH	8-K	10.5	6/22/2022
10.43	Letter Agreement regarding changes to the ARC IPM SPA, dated November 1, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.4	11/3/2022
10.44	LNG Sale and Purchase Agreement (Apache Corporation), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.2	11/3/2022
10.45	LNG Sale and Purchase Agreement (EOG Resources, Inc.), dated June 15, 2022, between CCL and Cheniere Marketing International LLP	CCH	10-Q	10.3	11/3/2022
10.46*	LNG Sale and Purchase Agreement (PKN Orlen), dated February 25, 2026, between CCL and Cheniere Marketing International LLP

Exhibit No.		Incorporated by Reference (1)
Exhibit No.	Description	Entity	Form	Exhibit	Filing Date
10.47	Amended and Restated Shipping Services Agreement in relation to the CPC SPA, dated October 28, 2024, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.2	10/31/2024
10.48	Amended and Restated Shipping Services Agreement in relation to the Foran SPA, dated October 28, 2024 between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.3	10/31/2024
10.49	Shipping Services Agreement in relation to the PTT SPA, dated August 1, 2025, between CCL and Cheniere Marketing (Portions of this exhibit have been omitted.)	CCH	10-Q	10.2	8/7/2025
21.1	Subsidiaries of the Company	CCH	10-K	21.1	2/23/2023
22.1	List of Issuers and Guarantor Subsidiaries	CCH	10-K	22.1	2/20/2025
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Exhibits are incorporated by reference to reports of Cheniere (SEC File No. 001-16383) and CCH (SEC File No. 333-215435), as applicable.
*	Filed herewith.
**	Furnished herewith.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer (Principal Executive and Financial Officer)
Date:	February 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zach Davis	Manager, President and Chief Financial Officer (Principal Executive and Financial Officer)	February 25, 2026
Zach Davis

/s/ David Slack	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2026
David Slack