Form 10-Q
period 2026-03-31
Cheniere Corpus Christi Holdings, LLC
filed 2026-05-07
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of March 31, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

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

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
unaudited

	Three Months Ended March 31,
	2026	2025
Revenues
LNG revenues	$1,730	$1,078
LNG revenues—affiliate	854	508
Total revenues	2,584	1,586

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,219	1,535
Cost of sales—affiliate	146	30
Operating and maintenance expense	162	141
Operating and maintenance expense—affiliate	42	31
Operating and maintenance expense—related party	8	8
General and administrative expense	2	1
General and administrative expense—affiliate	15	11
Depreciation and amortization expense	152	118
Total operating costs and expenses	5,746	1,875

Loss from operations	(3,162)	(289)

Other income (expense)
Interest expense, net of capitalized interest	(16)	(4)
Loss on modification or extinguishment of debt	(17)	—
Other income, net	1	3
Other income—affiliate	1	—
Total other expense	(31)	(1)

Net loss	$(3,193)	$(290)

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
unaudited

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$221	$195
Trade and other receivables, net of current expected credit losses	283	306
Trade receivables—affiliate	379	342
Advances to affiliates	95	100
Inventory	172	168
Current derivative assets	1	7
Prepaid expenses	7	15
Other current assets, net	37	30
Total current assets	1,195	1,163

Property, plant and equipment, net of accumulated depreciation	19,345	18,770
Derivative assets	1,736	3,913
Other non-current assets, net	407	421
Total assets	$22,683	$24,267

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$85	$50
Accrued liabilities	796	752
Accrued liabilities—related party	3	3
Due to affiliates	103	184
Current derivative liabilities	1,693	433
Other current liabilities	15	11
Other current liabilities—affiliate	24	1
Total current liabilities	2,719	1,434

Long-term debt, net of unamortized discount and debt issuance costs	4,837	5,378
Derivative liabilities	623	308
Other non-current liabilities	26	28
Other non-current liabilities—affiliate	2	2
Total liabilities	8,207	7,150

Member’s equity	14,476	17,117
Total liabilities and member’s equity	$22,683	$24,267

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
unaudited

Three Months Ended March 31, 2026
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2025	$17,117	$17,117
Non-cash contribution from affiliate (see Note 7)	552	552
Net loss	(3,193)	(3,193)
Balance at March 31, 2026	$14,476	$14,476

Three Months Ended March 31, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	$12,055	$12,055

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
unaudited

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,193)	$(290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	152	118
Amortization of discount and debt issuance costs	2	2
Total losses on derivative instruments, net	3,805	682
Net cash used for settlement of derivative instruments	(47)	(17)
Other	21	(1)
Changes in operating assets and liabilities:
Trade and other receivables	28	(16)
Trade receivables—affiliate	(37)	(87)
Advances to affiliates	13	33
Inventory	(6)	(4)
Accounts payable and accrued liabilities	(60)	(17)
Due to affiliates	32	(10)
Accrued liabilities—related party	1	(1)
Total deferred revenue	(4)	(6)
Total deferred revenue—affiliate	23	—
Other, net	9	(13)
Other, net—affiliate	—	(1)
Net cash provided by operating activities	739	372

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $40 million and $35 million, respectively	(707)	(290)
Other, net	(2)	(2)
Net cash used in investing activities	(709)	(292)

Cash flows from financing activities
Proceeds from borrowings	100	—
Repayments and repurchases of debt	(100)	—
Distributions	—	(115)
Other	(4)	(4)
Net cash used in financing activities	(4)	(119)

Net increase (decrease) in restricted cash and cash equivalents	26	(39)
Restricted cash and cash equivalents—beginning of period	195	113
Restricted cash and cash equivalents—end of period	$221	$74

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unaudited

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 8 mtpa was under construction and the remainder was in operation as of March 31, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 3 mtpa under construction and the remainder in operation from the first five midscale Trains that have reached substantial completion as of March 31, 2026; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of March 31, 2026.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three months ended March 31, 2026 and 2025.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of CCH have been prepared in accordance with GAAP for interim financial information and in accordance with Rule 10-01 of Regulation S-X and reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods presented. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

We are a disregarded entity for federal, state and local income tax purposes. Our taxable income or loss, which may vary substantially from the net income or loss reported on our Consolidated Statements of Operations, is included in the consolidated tax return of Cheniere. Accordingly, no provision or liability for federal or state income taxes is included in the accompanying Consolidated Financial Statements. However, other state or local taxes owed by us are subject to a tax sharing arrangement our subsidiaries have with Cheniere.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Trade receivables	$268	$288
Other receivables	15	18
Total trade and other receivables, net of current expected credit losses	$283	$306

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Materials	$153	$146
LNG	11	12
Natural gas	7	9
Other	1	1
Total inventory	$172	$168

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
LNG terminal
Terminal and interconnecting pipeline facilities	$18,201	$17,283
Land	655	575
Construction-in-process	3,444	3,716
Accumulated depreciation	(2,962)	(2,811)
Total LNG terminal, net of accumulated depreciation	19,338	18,763
Fixed assets
Fixed assets	31	31
Accumulated depreciation	(24)	(24)
Total fixed assets, net of accumulated depreciation	7	7
Property, plant and equipment, net of accumulated depreciation	$19,345	$18,770

The following table shows depreciation expense and offsets to LNG terminal (in millions):

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$151	$117
Sales proceeds earned from commissioning sales of LNG offset to LNG terminal (1)	43	45

(1)We realize offsets to LNG terminal for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity derivatives consisting of natural gas and power supply contracts, including our long-term IPM agreements, for the development, commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	March 31, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)	$—	$(49)	$(530)	$(579)	$—	$(14)	$3,193	$3,179

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

The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be materially impacted by a significant change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of March 31, 2026:

	Net Fair Value Liability (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$(530)	Market approach incorporating present value techniques	Henry Hub basis spread	$(6.340) - $0.050 / $(0.251)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	70% - 537% / 181%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$3,193	$506
Realized and change in fair value gains (losses) included in net loss (1):
Included in cost of sales, existing deals (2)	(3,839)	(764)
Included in cost of sales, new deals (3)	1	(1)
Purchases and settlements:
Purchases (4)	—	—
Settlements (5)	115	120
Transfers out of level 3 (6)	—	(1)
Balance, end of period	$(530)	$(140)
Unfavorable changes in fair value relating to instruments still held at the end of the period	$(3,838)	$(765)

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

Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of March 31, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events or development of infrastructure to support natural gas gathering and transport.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 6,298 TBtu and 6,423 TBtu as of March 31, 2026 and December 31, 2025, respectively, inclusive of amounts under contracts with unsatisfied contractual conditions, and exclusive of extension options that were uncertain to be taken as of both March 31, 2026 and December 31, 2025.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended March 31,
	2026	2025
LNG revenues	$(1)	$1
Cost of sales	(3,804)	(683)

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	March 31, 2026	December 31, 2025
Consolidated Balance Sheets Location
Current derivative assets	$1	$7
Derivative assets	1,736	3,913
Total derivative assets	1,737	3,920

Current derivative liabilities	(1,693)	(433)
Derivative liabilities	(623)	(308)
Total derivative liabilities	(2,316)	(741)

Derivative asset (liability), net	$(579)	$3,179

Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	March 31, 2026	December 31, 2025
Gross assets	$3,530	$4,724
Offsetting amounts	(1,793)	(804)
Net assets	$1,737	$3,920

Gross liabilities	$(2,362)	$(771)
Offsetting amounts	46	30
Net liabilities	$(2,316)	$(741)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not netted on our Balance Sheets (in millions):

	Balance Sheets Location	March 31,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$17	$9
Liquefaction Supply Derivatives	Other current liabilities	(5)	—

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Natural gas purchases	$406	$492
LNG terminal costs	292	193
Other accrued liabilities	98	67
Total accrued liabilities	$796	$752

NOTE 7—DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2026	2025
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Total debt	4,865	5,415

Unamortized discount and debt issuance costs	(28)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$4,837	$5,378

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

Credit Facilities

Below is a summary of our credit facilities outstanding as of March 31, 2026 (in millions):

	CCH Credit Facility	CCH Working Capital Facility
Total facility size	$3,260	$1,500
Less:
Outstanding balance	—	—
Commitments prepaid or terminated (1)	1,150	—
Letters of credit issued	—	110
Available commitment	$2,110	$1,390

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (2)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.0% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (2)	0.525%	0.10% - 0.20%
Letter of credit fees (2)	N/A	1.0% - 1.5%
Maturity date	(3)	June 15, 2027

(1)In March 2026, Cheniere prepaid $550 million of outstanding borrowings under the CCH Credit Facility on our behalf, in accordance with the Equity Contribution Agreement, as described in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, Cheniere paid $2 million of accrued interest at the time of the prepayment on our behalf. We recorded this total payment as a contribution from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
(2)The margin on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.
(3)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.

Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit us and our restricted subsidiaries’ ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. Additionally, our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

As of March 31, 2026, we were in compliance with all covenants related to our debt agreements.

Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Total interest cost	$61	$54
Capitalized interest	(45)	(50)
Total interest expense, net of capitalized interest	$16	$4

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$4,865	$4,606	$5,415	$4,618

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both March 31, 2026 and December 31, 2025, $1.8 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain (loss) below)	$1,731	$1,077
LNG revenues—affiliate	854	508
Total revenues from contracts with customers	2,585	1,585
Net derivative gain (loss) (see Note 5)	(1)	1
Total revenues	$2,584	$1,586

For the three months ended March 31, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	March 31,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$258	$263

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue, beginning of period	$32
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(3)
Deferred revenue, end of period	$29

The following table reflects the changes in our contract liabilities to affiliate, which are included in other current liabilities—affiliate on our Consolidated Balance Sheets (in millions):

Three Months Ended March 31, 2026
Deferred revenue—affiliate, beginning of period	$—
Cash received but not yet recognized in revenue	23
Revenue recognized from prior period deferral	—
Deferred revenue—affiliate, end of period	$23

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	March 31, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$41.1	8	$41.7	8
LNG revenues—affiliate	3.9	9	1.0	7
Total revenues	$45.0		$42.7

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended March 31,
	2026	2025
LNG revenues	67%	56%
LNG revenues—affiliate	80%	82%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2026	2025
LNG revenues—affiliate
SPAs and Letter Agreements	$852	$508
Contracts for Sale and Purchase of Natural Gas and LNG	2	—
Total LNG revenues—affiliate	854	508

Cost of sales—affiliate
Contracts for Sale and Purchase of Natural Gas and LNG	—	2
Shipping Services Agreements	146	28
Total cost of sales—affiliate	146	30

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	42	31

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	8	8

General and administrative expense—affiliate
Services Agreements (see Note 1)	15	11

Other income—affiliate
Services Agreements (see Note 1)	1	—

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million of operating and maintenance expense from the investee during the three months ended March 31, 2025.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates is included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreement. During the three months ended March 31, 2026, Cheniere prepaid $552 million of outstanding borrowings, including accrued interest, under the CCH Credit Facility on our behalf, which was recorded as a non-cash contribution to us under the Equity Contribution Agreement, as further described in Note 7—Debt.

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net loss, as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $3.8 billion and $684 million in losses for the three months ended March 31, 2026 and 2025, respectively. Interest income, which is included in other income, net on our Consolidated Statements of Operations, was $2 million for both the three months ended March 31, 2026 and 2025.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited

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

	Percentage of Total Revenues from Contracts with External Customers		Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended March 31,		March 31,	December 31,
	2026	2025	2026	2025
Customer A	16%	21%	*	*
Customer B	11%	14%	—%	*
Customer C	*	12%	—%	*
Customer D	*	*	52%	46%
Customer E	*	*	10%	12%
Customer F	10%	*	*	*

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$7	$1
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment (1) (2)	271	176
Unpaid purchases of other non-current assets (1)	—	17
Non-cash contribution from Cheniere in connection with paydown of the CCH Credit Facility (see Note 7)	550	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $24 million and $10 million, respectively.

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

All of these types of statements, other than statements of historical or present facts or conditions, are forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “achieve,” “anticipate,” “believe,” “contemplate,” “continue,” “estimate,” “expect,” “intend,” “plan,” “potential,” “predict,” “project,” “pursue,” “target,” the negative of such terms or other comparable terminology. The forward-looking statements contained in this quarterly report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe that such estimates are reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, assumptions may prove to be inaccurate. We caution that the forward-looking statements contained in this quarterly report are not guarantees of future performance and that such statements may not be realized or the forward-looking statements or events may not occur. Actual results may differ materially from those anticipated or implied in forward-looking statements as a result of a variety of factors described in this quarterly report and in the other reports and other information that we file with the SEC, including those discussed under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. These forward-looking statements speak only as of the date made, and other than as required by law, we undertake no obligation to update or revise any forward-looking statement or provide reasons why actual results may differ, whether as a result of new information, future events or otherwise.
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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which approximately 8 mtpa was under construction and the remainder was in operation as of March 31, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with approximately 3 mtpa under construction and the remainder in operation from the first five midscale Trains that have reached substantial completion as of March 31, 2026; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of March 31, 2026.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of March 31, 2026, we have contracted through third parties approximately 75% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•Following our pre-filing in July 2025, in February 2026, we and another subsidiary of Cheniere filed an application with the FERC under the NGA for authorization to site, construct and operate in a phased approach the Expansion Project, a potential further expansion of the Corpus Christi LNG Terminal, inclusive of four liquefaction trains and supporting infrastructure, with an expected total peak production capacity of up to 24 mtpa of LNG, inclusive of estimated debottlenecking opportunities.

Operational

•As of May 1, 2026, over 1,400 cumulative LNG cargoes totaling over 95 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March 2026, substantial completion of Train 5 of the Corpus Christi Stage 3 Project was achieved.

Financial

•In March 2026, the $550 million of outstanding borrowings under the CCH Credit Facility was fully prepaid by Cheniere on our behalf. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility.
•In February 2026, Moody’s Ratings upgraded their rating of our senior secured notes from Baa2 to Baa1 with a stable outlook.

Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	Variance
Revenues
LNG revenues	$1,730	$1,078	$652
LNG revenues—affiliate	854	508	346
Total revenues	2,584	1,586	998

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	5,219	1,535	3,684
Cost of sales—affiliate	146	30	116
Operating and maintenance expense	162	141	21
Operating and maintenance expense—affiliate	42	31	11
Operating and maintenance expense—related party	8	8	—
General and administrative expense	2	1	1
General and administrative expense—affiliate	15	11	4
Depreciation and amortization expense	152	118	34
Total operating costs and expenses	5,746	1,875	3,871

Loss from operations	(3,162)	(289)	(2,873)

Other income (expense)
Interest expense, net of capitalized interest	(16)	(4)	(12)
Loss on modification or extinguishment of debt	(17)	—	(17)
Other income, net	1	3	(2)
Other income—affiliate	1	—	1
Total other expense	(31)	(1)	(30)

Net loss	$(3,193)	$(290)	$(2,903)

Volumes loaded and recognized from the Liquefaction Project

	Three Months Ended March 31,
	2026			2025
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	269	6	275	197	6	203

Net loss

Net loss increased by $2.9 billion during the three months ended March 31, 2026 as compared to the same period of 2025 primarily due to $3.1 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely associated with our derivatives related to long-term IPM agreements. These losses were primarily attributable to widening spreads between global and U.S. domestic natural gas benchmarks and elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026. Partially offsetting these losses was an increase in revenues, net of cost of natural gas feedstock, of $302 million attributable to increased volume of LNG loaded and recognized between the years and $40 million attributable to increased U.S. domestic natural gas prices.

Continued tightening of global natural gas and LNG supply conditions, including upstream production constraints, liquefaction capacity limitations and shipping and transit disruptions in the Middle East, together with heightened geopolitical uncertainties in key producing and consuming regions, may result in sustained volatility in natural gas and LNG prices. Such volatility, along with fluctuations in regional price differentials, could materially affect the fair value of our agreements accounted for as derivatives, particularly those indexed to global gas benchmarks.

The following is an expanded discussion of the material drivers of the variance in net loss:

Revenues

The $1.0 billion increase in total revenues during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily due to:
•$685 million increase from higher production volume which was primarily due to the first four Trains of the Corpus Christi Stage 3 Project in operation throughout the three months ended March 31, 2026 as compared to the first Train of the Corpus Christi Stage 3 Project in operation for only half a month during the same period in 2025; and
•$273 million increase from higher pricing per MMBtu as a result of increased Henry Hub pricing.

Operating costs and expenses

The $3.9 billion increase in total operating costs and expenses during the three months ended March 31, 2026 as compared to the same period of 2025 was primarily attributable to:
•$3.1 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales, primarily on our long-term IPM agreements, resulting from the widening of global and U.S. domestic natural gas spreads, due to changes in volatilities of applicable global and U.S. domestic natural gas prices and the effect of relative change in volatilities of applicable global and U.S. domestic natural gas prices;
•$508 million increase in cost of natural gas feedstock, largely due to increased volume of LNG delivered and to a lesser degree, increased U.S. natural gas prices; and
•$116 million increase in cost of sales—affiliate, primarily due to increased shipping and transportation-related fees paid to Cheniere Marketing under our shipping services agreements. Refer to the Related Party Transactions footnote in the Notes to Consolidated Financial Statements of our annual report on Form 10-K for the fiscal year ended December 31, 2025 for further discussion regarding this agreement.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we elect, the normal purchases and normal sales exception which applies the accrual method of accounting. For commodity derivative instruments, including those related to our long-term IPM agreements, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, which may require future development of infrastructure, as well as the timing of satisfaction of certain events or development of infrastructure to support natural gas gathering and transport. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three months ended March 31, 2026 and 2025, we realized offsets to LNG terminal costs of $43 million corresponding to 6 TBtu of LNG and $45 million corresponding to 6 TBtu of LNG, respectively, that was related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which approximately 8 mtpa is still under construction as of March 31, 2026. As of March 31, 2026, the first five Trains of the Corpus Christi Stage 3 Project were in operation, while as of March 31, 2025, only the first Train of the Corpus Christi Stage 3 Project was in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

March 31, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$221
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	2,110
Working capital facility agreement (the “CCH Working Capital Facility”)	1,390
Total available commitments under our credit facilities	3,500

Total available liquidity	$3,721

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of March 31, 2026. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to March 31, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as of March 31, 2026:

	Corpus Christi Stage 3 Project	Midscale Trains 8 & 9 Project
Overall project completion percentage	96.5%	36.9%
Completion percentage of:
Engineering	99.7%	85.8%
Procurement	100.0%	51.7%
Subcontract work	96.8%	41.3%
Construction	91.0%	2.5%
Date of expected substantial completion	1H 2026 - 2H 2026 (1)	2H 2028

(1)As of March 31, 2026, substantial completions of the first five of seven midscale Trains of the Corpus Christi Stage 3 Project have been achieved.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$739	$372
Net cash used in investing activities	(709)	(292)
Net cash used in financing activities	(4)	(119)
Net increase (decrease) in restricted cash and cash equivalents	$26	$(39)

Operating Cash Flows

The $367 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from increased Henry Hub pricing and higher production volume, as explained above in Results of Operations. Also contributing to the increase was working capital, which increased mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows primarily related to: (1) construction costs for the Corpus Christi Stage 3 Project, which were $414 million and $321 million during the three months ended March 31, 2026 and 2025, respectively, and (2) $247 million of costs paid for the Midscale Trains 8 & 9 Project during the three months ended March 31, 2026 primarily related to procurement and engineering, compared to no costs paid in the same period in 2025 since another subsidiary of Cheniere was developing the project prior to the EPC contract being novated to CCL upon FID of the Midscale Trains 8 & 9 Project in June 2025. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as construction progresses on these projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Three Months Ended March 31,
	2026	2025
Proceeds from borrowings	$100	$—
Repayments and repurchases of debt	(100)	—
Distributions	—	(115)
Other	(4)	(4)
Net cash used in financing activities	$(4)	$(119)

Proceeds from Borrowings

We borrowed $100 million under the CCH Working Capital Facility during the three months ended March 31, 2026 which was repaid within the respective quarter in which the borrowing occurred.

Debt Redemptions and Repayments

We repaid $100 million under the CCH Working Capital Facility during the three months ended March 31, 2026.

Summary of Critical Accounting Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. There have been no significant changes to our critical accounting estimates from those disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Standards

For a summary of recently issued accounting standards, see Note 1—Nature of Operations and Basis of Presentation of our Notes to Consolidated Financial Statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity derivatives consisting of natural gas and power supply contracts for the commissioning and operation of the Liquefaction Project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	March 31, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$(579)	$2,119	$3,179	$1,828
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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. There have been no material changes to the legal proceedings disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 5.    OTHER INFORMATION

On May 3, 2026, Cheniere executed a Deed of Guarantee in favor of CCL to guarantee all of the obligations of Cheniere Marketing International LLP (“CMI”) under the SPA between CCL and CMI, dated February 25, 2026.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00116 Stage 3 VI-GO Fall Arrest System, dated December 1, 2025, (ii) the Change Order CO-00117 Train 2-4 FERC Refrigerant Staging and Fittings Changeout, dated January 26, 2026, (iii) the Change Order CO-00118 Thermoplastic Striping for Road Markings, dated January 26, 2026, and (iv) the Change Order CO-00119, Liquilink (Engineering and Hazop Only), dated January 26, 2026 (Portions of this exhibit have been omitted.)

10.2*	Deed of Guarantee, between Cheniere Energy, Inc. and CCL, dated May 4, 2026
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 20, 2025)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	May 6, 2026	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	May 6, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)