Form 10-Q
period 2026-06-30
Cheniere Corpus Christi Holdings, LLC
filed 2026-08-06
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
NPNS
normal purchases and normal sales, an elective scope exception available under Accounting Standards Codification Topic 815, Derivatives and Hedging, which excludes qualifying physical commodity contracts from derivative accounting

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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of June 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Cheniere Energy, Inc.
("Cheniere")
(NYSE American: LNG)
100 % Interest
100 % Interest
100 % Interest
Corpus Christi Liquefaction Stage IV, LLC
("CCL Stage IV")
Cheniere CCH Holdco I, LLC
Cheniere Marketing, LLC
and subsidiaries
("Cheniere Marketing")
100% Interest
Cheniere Corpus Christi Holdings, LLC
("CCH")
100% Interest
Corpus Christi Liquefaction, LLC
("CCL")
Cheniere Corpus Christi Pipeline, L.P.
("CCP")

Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,202	$1,097	$2,932	$2,175
LNG revenues—affiliate	1,053	418	1,907	926
Total revenues	2,255	1,515	4,839	3,101

Operating costs and expenses
Cost (recovery) of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	(418)	(488)	4,801	1,047
Cost of sales—affiliate	152	—	298	30
Operating and maintenance expense	172	142	334	283
Operating and maintenance expense—affiliate	42	34	84	65
Operating and maintenance expense—related party	11	8	19	16
General and administrative expense	2	2	4	3
General and administrative expense—affiliate	16	12	31	23
Depreciation and amortization expense	161	124	313	242
Total operating costs and expenses	138	(166)	5,884	1,709

Income (loss) from operations	2,117	1,681	(1,045)	1,392

Other income (expense)
Interest expense, net of capitalized interest	(25)	(9)	(41)	(13)
Loss on modification or extinguishment of debt	(11)	—	(28)	—
Other income, net	3	2	4	5
Other income—affiliate	1	16	2	16
Total other income (expense)	(32)	9	(63)	8

Net income (loss)	$2,085	$1,690	$(1,108)	$1,400

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
unaudited

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$160	$195
Trade and other receivables, net of current expected credit losses	252	306
Trade receivables—affiliate	551	342
Advances to affiliates	107	100
Inventory	190	168
Current portion of deferred NPNS assets	65	—
Current derivative assets	120	7
Other current assets, net	60	45
Total current assets	1,505	1,163

Property, plant and equipment, net of accumulated depreciation	19,808	18,770
Deferred NPNS assets	1,526	—
Derivative assets	730	3,913
Other non-current assets, net	397	421
Total assets	$23,966	$24,267

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$179	$50
Accrued liabilities	659	752
Accrued liabilities—related party	4	3
Current debt, net of unamortized discount and debt issuance costs	1,302	—
Due to affiliates	75	184
Current derivative liabilities	211	433
Other current liabilities	70	11
Other current liabilities—affiliate	1	1
Total current liabilities	2,501	1,434

Long-term debt, net of unamortized discount and debt issuance costs	3,602	5,378
Deferred NPNS liabilities	659	—
Derivative liabilities	272	308
Other non-current liabilities	25	28
Other non-current liabilities—affiliate	1	2
Total liabilities	7,060	7,150

Member’s equity	16,906	17,117
Total liabilities and member’s equity	$23,966	$24,267

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
unaudited

Three and Six Months Ended June 30, 2026
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2025	$17,117	$17,117
Non-cash contribution from affiliate (see Note 7)	552	552
Net loss	(3,193)	(3,193)
Balance at March 31, 2026	14,476	14,476
Contributions (excluding the item shown separately below)	105	105
Non-cash contribution (see Note 11)	240	240
Net income	2,085	2,085
Balance at June 30, 2026	$16,906	$16,906

Three and Six Months Ended June 30, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	12,055	12,055
Contributions (excluding the item shown separately below)	275	275
Non-cash contribution (see Note 1)	497	497
Net income	1,690	1,690
Balance at June 30, 2025	$14,517	$14,517

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
unaudited

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(1,108)	$1,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	313	242
Amortization of discount and debt issuance costs	4	4
Total losses (gains) on derivative instruments, net	2,234	(618)
Net cash provided by (used for) settlement of derivative instruments	(51)	12
Other	31	2
Changes in operating assets and liabilities:
Trade and other receivables	50	(3)
Trade receivables—affiliate	(214)	(8)
Inventory	(26)	(13)
Other current assets	(2)	(19)
Accounts payable and accrued liabilities	119	(58)
Due to affiliates	1	(35)
Accrued liabilities—related party	2	—
Total deferred revenue	(6)	(11)
Other, net	(4)	(27)
Other, net—affiliate	(4)	16
Net cash provided by operating activities	1,339	884

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $80 million and $44 million, respectively	(1,533)	(1,100)
Other, net	(1)	(3)
Net cash used in investing activities	(1,534)	(1,103)

Cash flows from financing activities
Proceeds from borrowings	165	—
Repayments of borrowings	(100)	—
Contributions	105	275
Distributions	—	(115)
Other	(10)	(8)
Net cash provided by financing activities	160	152

Net decrease in restricted cash and cash equivalents	(35)	(67)
Restricted cash and cash equivalents—beginning of period	195	113
Restricted cash and cash equivalents—end of period	$160	$46
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unaudited

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 6 mtpa was under construction and the remainder was in operation as of June 30, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 1 mtpa under construction and the remainder in operation from the first six midscale Trains that have reached substantial completion as of June 30, 2026; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of June 30, 2026. Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related construction-in-process and other non-current assets recognized by the subsidiary totaling $373 million and $124 million, respectively, were contributed to CCL.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and six months ended June 30, 2026 and 2025.

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

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 79% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 21% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. As of June 30, 2026, as a result of an IPM agreement assignment as described in Note 11—Supplemental Cash Flow Information, the percentage of NPNS-designated agreements decreased to

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
approximately 65% of fixed minimum contractual volume of our IPM agreements. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets from current derivative assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheet Location	Amount Reclassified
Current portion of deferred NPNS assets	$68
Deferred NPNS assets	1,526
Other current liabilities	(66)
Deferred NPNS liabilities	(659)
Total deferred NPNS assets and liabilities	$869

The following table presents management’s current estimated net losses from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the balance sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated loss from amortization of deferred NPNS assets and liabilities
2026 (1)	$(1)
2027	(3)
2028	(3)
2029	(3)
2030	(3)
Thereafter	(856)
Total estimated amortization	$(869)

(1)For the six months ended June 30, 2026, we recorded a loss from amortization of $0.1 million.

Prior to the designation date, we recognized $1.2 billion and $(2.0) billion of derivative gains (losses) during the three and six months ended June 30, 2026, respectively, and derivative gains of $1.0 billion and $741 million for the same periods of 2025, respectively, for the designated agreements.

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

NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Trade receivables	$240	$288
Other receivables	12	18
Total trade and other receivables, net of current expected credit losses	$252	$306

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Materials	$151	$146
LNG	29	12
Natural gas	8	9
Other	2	1
Total inventory	$190	$168

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
LNG terminal
Terminal and interconnecting pipeline facilities	$19,235	$17,283
Land	734	575
Construction-in-process	2,954	3,716
Accumulated depreciation	(3,121)	(2,811)
Total LNG terminal, net of accumulated depreciation	19,802	18,763
Fixed assets
Fixed assets	31	31
Accumulated depreciation	(25)	(24)
Total fixed assets, net of accumulated depreciation	6	7
Property, plant and equipment, net of accumulated depreciation	$19,808	$18,770

The following table shows depreciation expense and offsets to LNG terminal (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$160	$123	$311	$240
Sales proceeds earned from commissioning sales of LNG offset to LNG terminal (1)	26	2	69	47

(1)We realize offsets to LNG terminal for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 5—DERIVATIVE INSTRUMENTS

We have commodity contracts accounted for as derivative instruments which consist of natural gas and power supply contracts, including certain of our long-term IPM agreements for which we have not designated as NPNS, as described in Note 1—Nature of Operations and Basis of Presentation, for the development, commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”).

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	June 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability) (1)	$—	$(45)	$412	$367	$—	$(14)	$3,193	$3,179

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for certain IPM agreements, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. The fair value of such agreements was an asset of $2.9 billion as of December 31, 2025.

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of June 30, 2026:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average (1)
Liquefaction Supply Derivatives	$412	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.663) - $0.050 / $(0.201)
		Option pricing model	International LNG pricing spread, relative to Henry Hub (2)	85% - 362% / 188%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$(530)	$(140)	$3,193	$506
Realized and change in fair value gains (losses) included in net income (loss) (1):
Included in cost of sales, existing deals (2)	1,216	1,131	(2,369)	330
Included in cost of sales, new deals (3)	19	—	20	(1)
Purchases and settlements:
Purchases (4)	240	—	240	—
Settlements (5)	336	146	197	304
Transfers out of level 3 (6)	—	—	—	(2)
Agreements designated as NPNS and no longer measured at fair value on a recurring basis (7)	(869)	—	(869)	—
Balance, end of period	$412	$1,137	$412	$1,137
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$298	$1,131	$(236)	$329

(1)Does not include the realized value associated with derivative instruments that settle through physical delivery, as settlement is equal to the contractually fixed price from trade date multiplied by contractual volume. See settlements line item in this table.
(2)Impact to earnings on deals that existed at the beginning of the period and continue to exist at the end of the period, and on the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.
(3)Impact to earnings on deals that were entered into during the reporting period and continue to exist at the end of the period.
(4)Includes any day one gain (loss) recognized during the reporting period on deals that were entered into during the reporting period, which continue to exist at the end of the period and an assignment during the reporting period, as further described in Note 11—Supplemental Cash Flow Information.
(5)Roll-off in the current period of amounts recognized in our Consolidated Balance Sheets at the end of the previous period due to settlement of the underlying instruments in the current period.
(6)Transferred out of Level 3 as a result of observable market for the underlying natural gas purchase agreements.
(7)Represents the removal of agreements from Level 3 recurring fair value measurements upon the NPNS designation in June 2026, as further described in Note 1—Nature of Operations and Basis of Presentation.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of June 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,266 TBtu and 6,423 TBtu as of June 30, 2026 and December 31, 2025, respectively, inclusive of amounts under contracts which commence or accelerate upon the satisfaction of certain events and exclusive of unexercised extension options as of both June 30, 2026 and December 31, 2025. As of December 31, 2025, our Liquefaction Supply Derivatives included 2,885 TBtu that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	$1	$1	$—	$2
Cost of sales (2)	1,570	1,299	(2,234)	616

(1)Does not include the realized value associated with the Liquefaction Supply Derivatives that settle through physical delivery. Fair value fluctuations associated with our derivative activities are classified and presented consistently with the item economically hedged and the nature and intent of the derivative instrument.
(2)Includes gains and losses from the NPNS-designated agreements prior to the designation date, as further described in Note 1—Nature of Operations and Basis of Presentation.

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	June 30, 2026	December 31, 2025
Consolidated Balance Sheets Location
Current derivative assets	$120	$7
Derivative assets	730	3,913
Total derivative assets	850	3,920

Current derivative liabilities	(211)	(433)
Derivative liabilities	(272)	(308)
Total derivative liabilities	(483)	(741)

Derivative asset, net	$367	$3,179

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
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	June 30, 2026	December 31, 2025
Gross assets	$1,248	$4,724
Offsetting amounts	(398)	(804)
Net assets	$850	$3,920

Gross liabilities	$(494)	$(771)
Offsetting amounts	11	30
Net liabilities	$(483)	$(741)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	June 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$9	$9

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Natural gas purchases	$451	$492
LNG terminal costs	128	193
Other accrued liabilities	80	67
Total accrued liabilities	$659	$752

NOTE 7—DEBT

Debt consisted of the following (in millions):

	June 30,	December 31,
	2026	2025
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039 (1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Revolving credit agreement (the “CCH Revolving Credit Facility”)	65	—
Total debt	4,930	5,415

Current debt, net of unamortized discount and debt issuance costs	(1,302)	—
Unamortized discount and debt issuance costs	(26)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$3,602	$5,378

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited

Credit Facilities

Below is a summary of our credit facilities outstanding as of June 30, 2026 (in millions):

	CCH Credit Facility (2)	CCH Revolving Credit Facility (4)
Total facility size	$3,260	$1,000
Less:
Outstanding balance	—	65
Commitments prepaid or terminated	1,750	—
Letters of credit issued	—	110
Available commitment	$1,510	$825

Priority ranking	Senior secured	Senior secured
Interest rate on available balance (1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus margin of 0.75% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance (1)	0.525%	0.06% - 0.20%
Letter of credit fees (1)	N/A	0.75% - 1.5%
Maturity date	(3)	June 26, 2031

(1)The margin on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.
(2)During the six months ended June 30, 2026, Cheniere prepaid $550 million of outstanding borrowings under the CCH Credit Facility on our behalf, in accordance with the Equity Contribution Agreement, as described in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, Cheniere paid $2 million of accrued interest at the time of the prepayment on our behalf. We recorded this total payment as a contribution from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity. During the six months ended June 30, 2026, we canceled $1.2 billion of unused commitments. In June 2026, we entered into an amendment to the CCH Credit Facility to, among other things, extend the availability period for disbursements of term loans to the later of the Corpus Christi Stage 3 Project completion date and December 31, 2027.
(3)The CCH Credit Facility matures the earlier of June 15, 2029 or two years after the substantial completion of the last Train of the Corpus Christi Stage 3 Project.
(4)In June 2026, we entered into the CCH Revolving Credit Facility, which amended and restated the CCH Working Capital Facility to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to our interest and fees.

Restrictive Debt Covenants

The agreements governing our indebtedness contain customary terms and events of default and certain covenants that, among other things, may limit our and our restricted subsidiaries’ ability to make certain investments or pay distributions. For example, we are restricted from making distributions under agreements governing our indebtedness generally unless, among other requirements, appropriate reserves have been established for debt service using cash or letters of credit and a historical and projected debt service coverage ratio of at least 1.25:1.00 is satisfied. Additionally, our restricted cash and cash equivalents were primarily restricted for the payment of liabilities related to the Liquefaction Project as required under certain debt arrangements.

As of June 30, 2026, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total interest cost	$58	$54	$119	$108
Capitalized interest	(33)	(45)	(78)	(95)
Total interest expense, net of capitalized interest	$25	$9	$41	$13

Fair Value Disclosures

The following table shows the carrying amount and estimated fair value of our senior notes (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount (1)	Estimated Fair Value (2)	Carrying Amount (1)	Estimated Fair Value (2)
Senior Secured Notes	$4,865	$4,581	$5,415	$4,618

(1)Carrying amounts exclude unamortized discount and debt issuance costs.
(2)As of both June 30, 2026 and December 31, 2025, $1.8 billion of the fair value of our senior notes were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,201	$1,096	$2,932	$2,173
LNG revenues—affiliate	1,053	418	1,907	926
Total revenues from contracts with customers	2,254	1,514	4,839	3,099
Net derivative gain (see Note 5)	1	1	—	2
Total revenues	$2,255	$1,515	$4,839	$3,101

For the three and six months ended June 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	June 30,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$255	$263

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Six Months Ended June 30, 2026
Balance, beginning of period	$32
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(5)
Balance, end of period	$27

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	June 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years) (1)
LNG revenues	$42.5	8	$41.7	8
LNG revenues—affiliate	3.8	9	1.0	7
Total revenues	$46.3		$42.7

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues	54%	56%	61%	57%
LNG revenues—affiliate	80%	84%	80%	83%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,053	$418	$1,905	$926
Contracts for Sale and Purchase of Natural Gas	—	—	2	—
Total LNG revenues—affiliate	1,053	418	1,907	926

Cost of sales—affiliate
Cheniere Marketing Agreements	152	—	298	28
Contracts for Sale and Purchase of Natural Gas	—	—	—	2
Total cost of sales—affiliate	152	—	298	30

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	41	34	83	65
Other Agreements	1	—	1	—
Total operating and maintenance expense—affiliate	42	34	84	65

Operating and maintenance expense—related party
Natural Gas Transportation Agreements (1)	11	8	19	16

General and administrative expense—affiliate
Services Agreements (see Note 1)	16	12	31	23

Other income—affiliate
Services Agreements (see Note 1)	1	16	2	16

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million of operating and maintenance expense from the investee during the six months ended June 30, 2025.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates are included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreement. During the six months ended June 30, 2026, Cheniere prepaid $552 million of outstanding borrowings, including accrued interest, under the CCH Credit Facility on our behalf, which was recorded as a non-cash contribution to us under the Equity Contribution Agreement, as further described in Note 7—Debt.

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income (loss), as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $1.6 billion in gains and $2.2 billion in losses for the

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
three and six months ended June 30, 2026, respectively, and $1.3 billion and $621 million in gains for the same periods of 2025, respectively. Interest income, which is included in other income, net on our Consolidated Statements of Operations, was $2 million and $4 million for the three and six months ended June 30, 2026, respectively, and $3 million and $5 million for the same periods of 2025, respectively.

The measure of segment assets is reported on our Consolidated Balance Sheets as total assets. Substantially all of our tangible long-lived assets, which consist of property, plant and equipment, are located in the U.S. Total expenditures for additions to long-lived assets are reported on our Consolidated Statements of Cash Flows.

The following table shows the concentration of our customer credit risk with 10% or more of total revenues from contracts with external customers and/or trade receivables, net of current expected credit losses and contract assets, net of current expected credit losses. Customers under common control are considered to be a single customer.

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	17%	20%	16%	20%	10%	*
Customer B	11%	13%	11%	14%	*	*
Customer C	*	14%	*	13%	—%	*
Customer D	*	*	*	*	50%	46%
Customer E	*	10%	*	*	*	12%

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$36	$10
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment (1) (2)	74	45
Transfers to property, plant and equipment from other non-current assets	—	24
Non-cash contribution of assets associated with Midscale Trains 8 & 9 Project (See Note 1)	—	497
Non-cash contribution from Cheniere in connection with paydown of the CCH Credit Facility (see Note 7)	550	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $10 million and $3 million, respectively.

Assignment of IPM Agreement from Cheniere Marketing

In June 2026, we and Cheniere Marketing entered into an agreement to assign to us an IPM agreement to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years, which will commence in 2030. The transaction has been accounted for as a transfer between entities under common control, which required us to recognize the assets assumed at the historical basis of Cheniere. Upon the transfer, which occurred on June 26, 2026, we recognized $240 million in contributions within our Consolidated Statements of Member’s Equity based on our assumption of the fair value of the derivative assets on the transfer date.

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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, of which over 6 mtpa was under construction and the remainder was in operation as of June 30, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The projects under construction at the Corpus Christi LNG Terminal include:
•a project consisting of seven midscale Trains that is expected to add total production capacity of over 10 mtpa of LNG once fully completed (the “Corpus Christi Stage 3 Project”), with over 1 mtpa under construction and the remainder in operation from the first six midscale Trains that have reached substantial completion as of June 30, 2026; and
•a project consisting of two additional midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal, the Corpus Christi Stage 3 Project and the Corpus Christi Pipeline, the “Liquefaction Project”), which was under construction as of June 30, 2026.

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 16 years of weighted average remaining life as of June 30, 2026, we have contracted with third parties over 80% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•In June 2026, we and Cheniere Marketing entered into an agreement, effective June 26, 2026, to novate to us an IPM agreement between Cheniere Marketing (as purchaser) and Canadian Natural Resources Limited (as supplier) to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years, which will commence in 2030.
•In June 2026, we and another subsidiary of Cheniere received authorization from the FERC to increase the LNG production capacity of the previously-authorized Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project by approximately 5 mtpa in aggregate.
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

Operational

•As of July 31, 2026, over 1,480 cumulative LNG cargoes totaling over 100 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March and June 2026, substantial completions of Trains 5 and 6, respectively, of the Corpus Christi Stage 3 Project were achieved.

Financial

•In June 2026, we entered into the $1.0 billion CCH Revolving Credit Agreement (the “CCH Revolving Credit Facility”), which amended and restated the previous working capital facility agreement (the “CCH Working Capital Facility”) to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to our interest and fees.

•In June 2026, we entered into an amendment to the Second Amended and Restated Term Loan Facility Agreement (the “CCH Credit Facility”) to, among other things, extend the availability period for disbursements of term loans to the later of the Corpus Christi Stage 3 Project completion date and December 31, 2027.
•In March 2026, the $550 million of outstanding borrowings under the CCH Credit Facility was fully prepaid by Cheniere on our behalf. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility, and in May 2026, we canceled an additional $600 million of unused commitments.
•In February 2026, Moody’s Ratings upgraded their rating of our senior secured notes from Baa2 to Baa1 with a stable outlook.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,202	$1,097	$105	$2,932	$2,175	$757
LNG revenues—affiliate	1,053	418	635	1,907	926	981
Total revenues	2,255	1,515	740	4,839	3,101	1,738

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	(418)	(488)	70	4,801	1,047	3,754
Cost of sales—affiliate	152	—	152	298	30	268
Operating and maintenance expense	172	142	30	334	283	51
Operating and maintenance expense—affiliate	42	34	8	84	65	19
Operating and maintenance expense—related party	11	8	3	19	16	3
General and administrative expense	2	2	—	4	3	1
General and administrative expense—affiliate	16	12	4	31	23	8
Depreciation and amortization expense	161	124	37	313	242	71
Total operating costs and expenses	138	(166)	304	5,884	1,709	4,175

Income (loss) from operations	2,117	1,681	436	(1,045)	1,392	(2,437)

Other income (expense)
Interest expense, net of capitalized interest	(25)	(9)	(16)	(41)	(13)	(28)
Loss on modification or extinguishment of debt	(11)	—	(11)	(28)	—	(28)
Other income, net	3	2	1	4	5	(1)
Other income—affiliate	1	16	(15)	2	16	(14)
Total other income (expense)	(32)	9	(41)	(63)	8	(71)

Net income (loss)	$2,085	$1,690	$395	$(1,108)	$1,400	$(2,508)

Volumes recognized as revenues

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded	273	3	276	542	9	551
Volumes purchased from Cheniere Marketing	14	—	14	27	—	27
Total volumes recognized	287	3	290	569	9	578

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	199	—	199	396	6	402

Net income (loss)

Net income (loss) increased by $395 million and declined by $2.5 billion during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025.

The increase between the three month periods was primarily due to $293 million of favorable changes in the fair value of agreements accounted for as derivative instruments, largely associated with our derivatives related to long-term IPM agreements prior to the NPNS designation, as further described below. The gains were primarily attributable to narrowing spreads between global and U.S. domestic natural gas benchmarks and the easing of the global natural gas price volatility that began in the first quarter of 2026.

The decline between the six month periods was primarily due to $2.8 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments, largely associated with our derivatives related to long-term IPM agreements prior to the NPNS designation, as further described below. The losses were primarily attributable to the elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East during 2026, as well as widening spreads between global and U.S. domestic natural gas benchmarks. Partially offsetting the losses between the six month periods was a $498 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, from higher production volume which was primarily due to additional Trains of the Corpus Christi Stage 3 Project in operation during the six months ended June 30, 2026 compared to the same period in 2025.

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

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 79% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 21% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. As of June 30, 2026, as a result of an IPM agreement assignment as described in Note 11—Supplemental Cash Flow Information of our Notes to Consolidated Financial Statements, the percentage of NPNS-designated agreements decreased to approximately 65% of fixed minimum contractual volume of our IPM agreements. This exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. As a result of this designation, these agreements are no longer accounted for as derivative instruments that are measured at fair value on a recurring basis. Instead, the agreements are accounted for on a delivery basis upon physical receipt of the natural gas. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income (loss):

Revenues

The $740 million and $1.7 billion increases in total revenues during the three and six months ended June 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$725 million and $1.4 billion increases, respectively, from higher production volume from the additional Trains in operation at the Corpus Christi Stage 3 Project; and
•$298 million increase between the six month periods from higher pricing per MMBtu as a result of increased Henry Hub and global LNG pricing.

Operating costs and expenses

The $304 million and $4.2 billion increases in total operating costs and expenses during the three and six months ended June 30, 2026 as compared to the same periods of 2025 were primarily attributable to:
•$293 million of favorable and $2.8 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments included in cost of sales between the three and six month periods, respectively, of which $223 million of favorable and $2.8 billion of unfavorable changes between the three and six month periods, respectively, related to the changes in the fair value of NPNS-designated agreements prior to the designation date, as further described above under the caption Net income (loss);
•$462 million and $1.1 billion increases, respectively, in cost of natural gas feedstock, largely due to increased volume of LNG delivered and to a lesser degree, increased U.S. natural gas prices between the six month periods; and
•$41 million and $73 million increases, respectively, in operating and maintenance expense (including affiliate and related party) and $37 million and $71 million increases, respectively, in depreciation and amortization expense, primarily as a result of the substantial completions of the first six Trains at the Corpus Christi Stage 3 Project.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial Statements, unless they satisfy criteria for, and we designate, the normal purchases and normal sales exception which applies the accrual method of accounting.

As noted above under Net income (loss), due to our designation of the NPNS exception in June 2026 for certain IPM agreements previously accounted for as derivative instruments, future earnings volatility resulting from fair value market adjustments will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

Conversely, commodity contracts accounted for as derivative instruments and for which we have not designated the NPNS exception remain subject to fair value accounting in which gains and losses arising from changes in fair value affect earnings. For such contracts, the underlying LNG sales being economically hedged are accounted for under the accrual method of accounting, whereby revenues expected to be derived from the future LNG sales are recognized only upon delivery or realization of the underlying transaction. Notwithstanding the operational intent to mitigate risk exposure over time, the recognition of derivative instruments at fair value has the effect of recognizing gains or losses relating to future period exposure, and given the significant volumes, long-term duration and volatility in price basis for certain of our derivative contracts, the use of derivative instruments may result in continued volatility of our results of operations based on changes in market pricing, counterparty credit risk and other relevant factors that may be outside of our control. For example, as described in Note 5—Derivative Instruments of our Notes to Consolidated Financial Statements, the fair value of the Liquefaction Supply Derivatives incorporates, as applicable, market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points, as well as the timing of satisfaction of certain events. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and six months ended June 30, 2026, we realized offsets to LNG terminal costs of $26 million and $69 million, respectively, corresponding to 3 and 9 TBtu, respectively, of LNG as compared to $2 million and $47 million, respectively, corresponding to 0.4 TBtu and 6 TBtu, respectively, of LNG in the same periods of 2025 that were related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The Corpus Christi Stage 3 Project and Midscale Trains 8 & 9 Project are currently under construction and are expected to add over 15 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion, of which over 6 mtpa is still under construction as of June 30, 2026. As of June 30, 2026, the first six Trains of the Corpus Christi Stage 3 Project were in operation, while as of June 30, 2025, only the first Train of the Corpus Christi Stage 3 Project was in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Disciplined Accretive Growth, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

June 30, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$160
Available commitments under our credit facilities (1):
Term loan facility agreement (the “CCH Credit Facility”)	1,510
CCH Revolving Credit Facility	825
Total available commitments under our credit facilities	2,335

Total available liquidity	$2,495

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of June 30, 2026. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to June 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Supplemental Guarantor Information

Certain debt obligations of CCH (the “Guaranteed Obligations”), consisting of the 5.125% Senior Secured Notes due 2027, 3.700% Senior Secured Notes due 2029 and the series of Senior Secured Notes due 2039 with a weighted average rate of 3.788% (collectively, the “Senior Secured Notes”), are jointly and severally guaranteed by each of our consolidated subsidiaries, CCL, CCP and Corpus Christi Pipeline GP, LLC (each a “Guarantor” and collectively, the “Guarantors”).

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

The Guaranteed Obligations contain affirmative and negative covenants that are customary for the respective debt instrument, including, with limited exceptions, restrictions on CCH’s and the Guarantors’ ability to incur additional indebtedness and/or liens, enter into hedging arrangements and/or engage in transactions with affiliates. The Guaranteed Obligations also include events of default that are customary for the respective debt instrument, which are subject to customary grace periods and materiality standards.

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

The Guaranteed Obligations are CCH’s senior secured obligations, ranking senior in right of payment to any and all of CCH’s future indebtedness that is subordinated to the Guaranteed Obligations and equal in right of payment with CCH’s other existing and future indebtedness that is senior and secured by the same collateral securing the Guaranteed Obligations. The obligations of CCH under the Guaranteed Obligations are secured by substantially all of the assets of CCH and the Guarantors, as well as by all membership interests in CCH and each of the Guarantors on a pari passu basis with the CCH Credit Facility and the CCH Revolving Credit Facility.
Summarized financial information about us and the Guarantors as a group is omitted herein because such information would not be materially different from our Consolidated Financial Statements.

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as of June 30, 2026:

	Corpus Christi Stage 3 Project	Midscale Trains 8 & 9 Project
Overall project completion percentage	98.4%	48.3%
Completion percentage of:
Engineering	99.8%	91.5%
Procurement	100.0%	69.9%
Subcontract work	98.0%	53.4%
Construction	96.0%	6.7%
Date of expected substantial completion	2H 2026 (1)	2H 2028

(1)As of June 30, 2026, substantial completions of the first six of seven midscale Trains of the Corpus Christi Stage 3 Project have been achieved.

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$1,339	$884
Net cash used in investing activities	(1,534)	(1,103)
Net cash provided by financing activities	160	152
Net decrease in restricted cash and cash equivalents	$(35)	$(67)

Operating Cash Flows

The $455 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from higher production volume, as explained above in Results of Operations. Also contributing to the increase was a favorable change in working capital, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows during the six months ended June 30, 2026 and 2025 primarily related to costs paid for the following projects, all exclusive of associated capitalized interest: (1) $834 million and $741 million, respectively, for the Corpus Christi Stage 3 Project and (2) $554 million and $302 million, respectively, for the Midscale Trains 8 & 9 Project primarily related to procurement and engineering. We expect to continue to incur capital expenditures for the Corpus Christi Stage 3 Project and the Midscale Trains 8 & 9 Project as construction progresses on these projects.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Six Months Ended June 30,
	2026	2025
Proceeds from borrowings	$165	$—
Repayments of borrowings	(100)	—
Contributions	105	275
Distributions	—	(115)
Other	(10)	(8)
Net cash provided by financing activities	$160	$152

Debt Activities

We borrowed $100 million under the CCH Working Capital Facility during the six months ended June 30, 2026 which was repaid intra-period. We also received net proceeds of $65 million under the CCH Revolving Credit Facility during the six months ended June 30, 2026 that were subsequently repaid in July 2026.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Marketing and Trading Commodity Price Risk

We have commodity contracts accounted for as derivatives which consist of natural gas and power supply contracts, including certain of our long-term IPM agreements, for the commissioning and operation of the Liquefaction Project and expansion project, as well as the associated economic hedges (collectively, the “Liquefaction Supply Derivatives”). In order to test the sensitivity of the fair value of the Liquefaction Supply Derivatives to changes in underlying commodity prices, management modeled a 10% change in the commodity price for natural gas for each delivery location as follows (in millions):

	June 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$367	$629	$3,179	$1,828
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

ITEM 5.    OTHER INFORMATION

On August 4, 2026, CCL and CMI entered into an SPA for approximately 0.85 mtpa of LNG associated with the previously announced IPM agreement between CCL and Cannat Energy Inc., a subsidiary of Canadian Natural Resources Limited.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: the Change Order CO-00120 Acceleration Program Extension (Train 6 and Train 7), dated April 6, 2026 (Portions of this exhibit have been omitted)

10.2
Revolving Credit Agreement, dated as of June 26, 2026, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL, the lenders party thereto from time to time, the issuing banks party thereto from time to time, the swing line lenders party thereto from time to time, The Bank of Nova Scotia as Revolving Facility Agent and, solely for the purposes of Section 3.07, Société Générale as Security Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435, filed on July 2, 2026))

10.3
Second Amendment to Second Amended and Restated Term Loan Facility Agreement, dated as of June 26, 2026, among the Company, CCP, Corpus Christi Pipeline GP, LLC, CCL and Société Générale as Term Loan Facility Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 333-215435, filed on July 2, 2026))

10.4*	LNG Sale and Purchase Agreement (CNRL), dated August 4, 2026, between CCL and Cheniere Marketing International LLP
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 20, 2025)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	August 5, 2026	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	August 5, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)