Form 10-Q
period 2026-09-30
Cheniere Corpus Christi Holdings, LLC
filed 2026-10-29
CIK 1693317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Abbreviated Legal Entity Structure

The following diagram depicts our abbreviated legal entity structure as of September 30, 2026, including our ownership of certain subsidiaries, and the references to these entities used in this quarterly report:

Unless the context requires otherwise, references to the “Company,” “we,” “us” and “our” refer to Cheniere Corpus Christi Holdings, LLC and its consolidated subsidiaries.

PART I.    FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
LNG revenues	$1,323	$1,054	$4,255	$3,229
LNG revenues—affiliate	1,400	424	3,307	1,350
Total revenues	2,723	1,478	7,562	4,579

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,506	106	6,307	1,153
Cost of sales—affiliate	215	27	513	57
Cost of sales—related party	1	—	1	—
Operating and maintenance expense	174	146	508	429
Operating and maintenance expense—affiliate	43	35	127	100
Operating and maintenance expense—related party	13	8	32	24
General and administrative expense	2	2	6	5
General and administrative expense—affiliate	18	11	49	34
Depreciation and amortization expense	173	131	486	373
Total operating costs and expenses	2,145	466	8,029	2,175

Income (loss) from operations	578	1,012	(467)	2,404

Other income (expense)
Interest expense, net of capitalized interest	(26)	(4)	(67)	(17)
Loss on modification or extinguishment of debt	—	—	(28)	—
Other income, net	2	1	6	6
Other income—affiliate	1	—	3	16
Total other income (expense)	(23)	(3)	(86)	5

Net income (loss)	$555	$1,009	$(553)	$2,409

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions)
unaudited

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Restricted cash and cash equivalents	$95	$195
Trade and other receivables, net of current expected credit losses	296	306
Trade receivables—affiliate	684	342
Advances to affiliates	135	100
Inventory	176	168
Current portion of deferred NPNS assets	65	—
Current derivative assets	70	7
Other current assets, net	52	45
Total current assets	1,573	1,163

Property, plant and equipment, net of accumulated depreciation	20,028	18,770
Deferred NPNS assets	1,509	—
Derivative assets	780	3,913
Other non-current assets, net	397	421
Total assets	$24,287	$24,267

LIABILITIES AND MEMBER’S EQUITY
Current liabilities
Accounts payable	$267	$50
Accrued liabilities	823	752
Accrued liabilities—related party	5	3
Current debt, net of unamortized discount and debt issuance costs	1,237	—
Due to affiliates	161	184
Current derivative liabilities	168	433
Other current liabilities	69	11
Other current liabilities—affiliate	1	1
Total current liabilities	2,731	1,434

Long-term debt, net of unamortized discount and debt issuance costs	3,603	5,378
Deferred NPNS liabilities	644	—
Derivative liabilities	296	308
Other non-current liabilities	25	28
Other non-current liabilities—affiliate	1	2
Total liabilities	7,300	7,150

Member’s equity	16,987	17,117
Total liabilities and member’s equity	$24,287	$24,267

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(in millions)
unaudited

Three and Nine Months Ended September 30, 2026
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2025	$17,117	$17,117
Non-cash contribution (see Note 7)	552	552
Net loss	(3,193)	(3,193)
Balance at March 31, 2026	14,476	14,476
Contributions (excluding the item shown separately below)	105	105
Non-cash contribution (see Note 11)	240	240
Net income	2,085	2,085
Balance at June 30, 2026	16,906	16,906
Distributions	(474)	(474)
Net income	555	555
Balance at September 30, 2026	$16,987	$16,987

Three and Nine Months Ended September 30, 2025
	Cheniere CCH HoldCo I, LLC	Total Member’s Equity
Balance at December 31, 2024	$12,460	$12,460
Distributions	(115)	(115)
Net loss	(290)	(290)
Balance at March 31, 2025	12,055	12,055
Contributions (excluding the item shown separately below)	275	275
Non-cash contribution (see Note 1)	497	497
Net income	1,690	1,690
Balance at June 30, 2025	14,517	14,517
Net income	1,009	1,009
Balance at September 30, 2025	$15,526	$15,526

The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
unaudited

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(553)	$2,409
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	486	373
Total losses (gains) on derivative instruments, net	2,196	(1,266)
Net cash provided by (used for) settlement of derivative instruments	(32)	3
Other, net	39	9
Changes in operating assets and liabilities:
Trade and other receivables	6	(1)
Trade receivables—affiliate	(353)	20
Inventory	(9)	(14)
Accounts payable and accrued liabilities	404	(75)
Accrued liabilities—related party	2	(1)
Due to affiliates	89	(4)
Other, net	(4)	(60)
Other, net—affiliate	(40)	76
Net cash provided by operating activities	2,231	1,469

Cash flows from investing activities
Property, plant and equipment, net of proceeds from commissioning sales of LNG of $102 million and $81 million, respectively	(1,942)	(1,659)
Other, net	(7)	(4)
Net cash used in investing activities	(1,949)	(1,663)

Cash flows from financing activities
Proceeds from borrowings	100	—
Repayments of borrowings	(100)	—
Contributions	105	275
Distributions	(474)	(115)
Other, net	(13)	(13)
Net cash provided by (used in) financing activities	(382)	147

Net decrease in restricted cash and cash equivalents	(100)	(47)
Restricted cash and cash equivalents—beginning of period	195	113
Restricted cash and cash equivalents—end of period	$95	$66
The accompanying notes are an integral part of these consolidated financial statements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
unaudited

NOTE 1—NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, including over 25 mtpa in operation and approximately 5 mtpa under construction as of September 30, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks and two marine berths. We also own an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The project under construction at the Corpus Christi LNG Terminal consists of two midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “Liquefaction Project”). Upon FID of the Midscale Trains 8 & 9 Project in June 2025, the related EPC contract was novated to CCL from another subsidiary of Cheniere that was developing the project, and the related construction-in-process and other non-current assets recognized by the subsidiary totaling $373 million and $124 million, respectively, were contributed to CCL.

We do not have employees and thus we and our subsidiaries have various services agreements with affiliates of Cheniere in the ordinary course of business, including services required to construct, operate and maintain the Liquefaction Project, and administrative services. See Note 9—Related Party Transactions for additional details of the activity under these services agreements during the three and nine months ended September 30, 2026 and 2025.

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

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that will be realized for the year ending December 31, 2026.

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

Accounting for Derivative Instruments

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 79% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 21% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. As a result of an IPM agreement assignment in June 2026 as described in Note 11—Supplemental Cash Flow Information, the percentage of NPNS-designated agreements decreased to approximately 64% of fixed minimum contractual volume of our IPM agreements as of September 30, 2026. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

As a result of the designation, the carrying amounts of the NPNS-designated agreements were reclassified on our Consolidated Balance Sheets as of the designation date from current derivative assets, derivative assets, current derivative liabilities and derivative liabilities as follows (in millions):

New Consolidated Balance Sheets Location	Amount Reclassified
Current portion of deferred NPNS assets	$68
Deferred NPNS assets	1,526
Other current liabilities	(66)
Deferred NPNS liabilities	(659)
Total deferred NPNS assets and liabilities	$869

The following table presents management’s current estimated net increase to cost of sales from the amortization of the remaining balance of the deferred NPNS assets and liabilities as of the designation date (in millions), which is based on estimated recognition periods of contractual delivery schedules as of the Balance Sheet date and may change if contract volumes, delivery timing, or contract modifications differ from current expectations:

Years Ending December 31,	Estimated net increase to cost of sales from amortization of deferred NPNS assets and liabilities
2026(1)	$(1)
2027	(3)
2028	(3)
2029	(3)
2030	(3)
Thereafter	(856)
Total estimated amortization	$(869)

(1)For the three and nine months ended September 30, 2026, we recorded a net increase to cost of sales from amortization of $0.7 million and $0.8 million, respectively.

Prior to the designation date, we recognized $2.0 billion of derivative losses during the nine months ended September 30, 2026 and derivative gains of $471 million and $1.2 billion for the three and nine months ended September 30, 2025, respectively, for the designated agreements.

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 2—TRADE AND OTHER RECEIVABLES, NET OF CURRENT EXPECTED CREDIT LOSSES

Trade and other receivables, net of current expected credit losses, consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Trade receivables	$289	$288
Other receivables	7	18
Total trade and other receivables, net of current expected credit losses	$296	$306

Upon collection of our receivables, cash will be immediately restricted for the payment of liabilities related to the Liquefaction Project.

NOTE 3—INVENTORY

Inventory consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Materials	$153	$146
LNG	16	12
Natural gas	6	9
Other	1	1
Total inventory	$176	$168

NOTE 4—PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment, net of accumulated depreciation consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
LNG terminal and related assets
Terminal and interconnecting pipeline facilities	$20,112	$17,283
Land	827	575
Construction-in-process	2,371	3,716
Accumulated depreciation	(3,293)	(2,811)
Total LNG terminal and related assets, net of accumulated depreciation	20,017	18,763
Other assets
Other assets	36	31
Accumulated depreciation	(25)	(24)
Total other assets, net of accumulated depreciation	11	7
Property, plant and equipment, net of accumulated depreciation	$20,028	$18,770

The following table shows depreciation expense and offsets to LNG terminal assets (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$172	$130	$483	$370
Sales proceeds earned from commissioning sales of LNG offset to LNG terminal assets(1)	18	45	87	92

(1)We realize offsets to LNG terminal assets for sales proceeds from commissioning volumes that were earned or loaded prior to the start of commercial operations of the respective Train during the testing phase for its construction.

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

The following table shows the fair value of our derivative instruments that are required to be measured at fair value on a recurring basis, distinguished by the fair value hierarchy levels prescribed by GAAP (in millions):

	Fair Value Measurements as of
	September 30, 2026				December 31, 2025
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liquefaction Supply Derivatives asset (liability)(1)	$—	$(48)	$434	$386	$—	$(14)	$3,193	$3,179

(1)As described in Note 1—Nature of Operations and Basis of Presentation, in June 2026, we designated the NPNS scope exception for certain IPM agreements. As a result, these agreements ceased to be accounted for as derivative instruments, with the then-current carrying amounts of the related derivative assets and liabilities reclassified to the applicable financial statement line items described in Note 1—Nature of Operations and Basis of Presentation. These agreements are therefore no longer included in the fair value amounts presented as of September 30, 2026. As of December 31, 2025, these agreements had a fair value of $2.9 billion, classified as an asset within Level 3 of the fair value hierarchy. Accordingly, the reduction in Level 3 fair value balances between the periods reflects, in part, the exclusion of these agreements following the June 2026 NPNS designation, in addition to market movements, settlements and other fair value activity.

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

In developing our volatility assumptions, we acknowledge that the global LNG industry is inherently influenced by events such as unplanned supply constraints, geopolitical incidents, unusual climate events including drought and uncommonly mild, by historical standards, winters and summers, and real or threatened disruptive operational impacts to global energy infrastructure. Our current estimate of volatility includes the impact of otherwise rare events unless we believe market participants would exclude such events on account of their assertion that those events were specific to our company and deemed within our control. Our fair value estimates incorporate market participant-based assumptions pertaining to certain contractual uncertainties, including those related to the availability of market information for delivery points. We may recognize changes in fair value through earnings that could significantly impact our results of operations if and when such uncertainties are resolved.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
The Level 3 fair value measurements of our natural gas positions within the Liquefaction Supply Derivatives could be impacted by a change in certain natural gas and international LNG prices. The following table includes quantitative information for the unobservable inputs for the Level 3 Liquefaction Supply Derivatives as of September 30, 2026:

	Net Fair Value Asset (in millions)	Valuation Approach	Significant Unobservable Input	Range of Significant Unobservable Inputs / Weighted Average(1)
Liquefaction Supply Derivatives	$434	Market approach incorporating present value techniques	Henry Hub basis spread	$(2.078) - $0.050 / $(0.201)
		Option pricing model	International LNG pricing spread, relative to Henry Hub(2)	81% - 453% / 189%

(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Spread contemplates U.S. dollar-denominated pricing.

Increases or decreases in basis or pricing spreads, in isolation, would decrease or increase, respectively, the fair value of the Liquefaction Supply Derivatives.

The following table shows the changes in the fair value of the Level 3 Liquefaction Supply Derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$412	$1,137	$3,193	$506
Realized and change in fair value gains (losses) included in net income (loss)(1):
Included in cost of sales, existing deals(2)	(21)	506	(2,524)	793
Included in cost of sales, new deals(3)	(3)	(1)	158	(1)
Purchases and settlements:
Purchases(4)	—	—	240	—
Settlements(5)	46	130	236	476
Transfers out of level 3(6)	—	1	—	(1)
Agreements designated as NPNS and no longer measured at fair value on a recurring basis(7)	—	—	(869)	—
Balance, end of period	$434	$1,773	$434	$1,773
Favorable (unfavorable) changes in fair value relating to instruments still held at the end of the period	$(24)	$505	$(254)	$792

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

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
Liquefaction Supply Derivatives

We hold Liquefaction Supply Derivatives, which are indexed to Henry Hub, global LNG or other natural gas price indices. As of September 30, 2026, the remaining fixed terms of the Liquefaction Supply Derivatives ranged up to approximately 15 years, some of which commence or accelerate upon the satisfaction of certain events.

The forward notional amount for the Liquefaction Supply Derivatives was approximately 4,179 TBtu and 6,423 TBtu as of September 30, 2026 and December 31, 2025, respectively, inclusive of amounts under contracts which commence or accelerate upon the satisfaction of certain events and exclusive of unexercised extension options as of both September 30, 2026 and December 31, 2025. As of December 31, 2025, our Liquefaction Supply Derivatives included 2,885 TBtu that were designated as NPNS in June 2026, which resulted in these agreements being no longer accounted for as derivative instruments as of the designation date. See Note 1—Nature of Operations and Basis of Presentation for further discussion.
The following table shows the effect and location of the Liquefaction Supply Derivatives recorded on our Consolidated Statements of Operations (in millions):

	Gain (Loss) Recognized in Consolidated Statements of Operations
Consolidated Statements of Operations Location(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	$1	$—	$1	$2
Cost of sales(2)	37	648	(2,197)	1,264

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

The following table shows the fair value and location of the Liquefaction Supply Derivatives on our Consolidated Balance Sheets (in millions):

	Fair Value Measurements as of
	September 30, 2026	December 31, 2025
Consolidated Balance Sheets Location
Current derivative assets	$70	$7
Derivative assets	780	3,913
Total derivative assets	850	3,920

Current derivative liabilities	(168)	(433)
Derivative liabilities	(296)	(308)
Total derivative liabilities	(464)	(741)

Derivative asset, net	$386	$3,179

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
Consolidated Balance Sheets Presentation

The following table reconciles the fair value of our derivative assets and liabilities on a gross basis, by contract, to net amounts as presented on our Consolidated Balance Sheets after offsetting for any balances with the same counterparty under master netting arrangements or other relevant netting criteria under GAAP (in millions):

	Liquefaction Supply Derivatives
	September 30, 2026	December 31, 2025
Gross assets	$1,419	$4,724
Offsetting amounts	(569)	(804)
Net assets	$850	$3,920

Gross liabilities	$(466)	$(771)
Offsetting amounts	2	30
Net liabilities	$(464)	$(741)

The table below shows the collateral balances that are recorded within other current assets, net and other current liabilities that are not otherwise offset against derivative assets and liabilities on our Consolidated Balance Sheets (in millions):

	Consolidated Balance Sheets Location	September 30,	December 31,
		2026	2025
Liquefaction Supply Derivatives	Other current assets, net	$9	$9

NOTE 6—ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Natural gas purchases	$589	$492
LNG terminal and related asset costs	70	193
Other accrued liabilities	164	67
Total accrued liabilities	$823	$752

NOTE 7—DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2026	2025
Senior Secured Notes:
5.125% due 2027	$1,201	$1,201
3.700% due 2029	1,125	1,125
3.788% weighted average rate due 2039(1)	2,539	2,539
Total Senior Secured Notes	4,865	4,865
Term loan facility agreement (the “CCH Credit Facility”)	—	550
Working capital facility agreement (the “CCH Working Capital Facility”)	—	—
Revolving credit agreement (the “CCH Revolving Credit Facility”)	—	—
Total debt	4,865	5,415

Current debt, net of unamortized discount and debt issuance costs	(1,237)	—
Unamortized discount and debt issuance costs	(25)	(37)
Total long-term debt, net of unamortized discount and debt issuance costs	$3,603	$5,378

(1)Includes notes that amortize based on a fixed amortization schedule as set forth in their respective indentures.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited

Credit Facilities

Below is a summary of our credit facilities outstanding as of September 30, 2026 (in millions):

	CCH Credit Facility(2)	CCH Revolving Credit Facility(3)
Total facility size	$3,260	$1,000
Less:
Outstanding balance	—	—
Commitments prepaid or terminated	1,750	—
Letters of credit issued	—	110
Available commitment	$1,510	$890

Priority ranking	Senior secured	Senior secured
Interest rate on available balance(1)	SOFR plus credit spread adjustment of 0.1%, plus margin of 1.5% or base rate plus 0.5%	SOFR plus margin of 0.75% - 1.5% or base rate plus 0.0% - 0.5%
Commitment fees on undrawn balance(1)	0.525%	0.06% - 0.20%
Letter of credit fees(1)	N/A	0.75% - 1.5%
Maturity date	August 28, 2028	June 26, 2031

(1)The margins on the interest rate, the commitment fees and the letter of credit fees are subject to change based on the applicable entity’s credit rating.
(2)During the nine months ended September 30, 2026, Cheniere prepaid $550 million of outstanding borrowings under the CCH Credit Facility on our behalf, in accordance with the Equity Contribution Agreement, as described in our annual report on Form 10-K for the fiscal year ended December 31, 2025. Additionally, Cheniere paid $2 million of accrued interest at the time of the prepayment on our behalf. We recorded this total payment as a contribution from Cheniere to us, for which we paid no consideration, within our Consolidated Statements of Member’s Equity. During the nine months ended September 30, 2026, we canceled $1.2 billion of unused commitments. In June 2026, we entered into an amendment to the CCH Credit Facility to, among other things, extend the availability period for disbursements of term loans to December 31, 2027.
(3)In June 2026, we entered into the CCH Revolving Credit Facility, which amended and restated the CCH Working Capital Facility to, among other things, decrease the aggregate commitments by $500 million, extend the maturity date by approximately four years and reduce the rates applicable to our interest and fees.

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

As of September 30, 2026, we were in compliance with all covenants related to our debt agreements.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
Interest Expense

Total interest expense, net of capitalized interest, consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total interest cost	$53	$54	$172	$162
Capitalized interest	(27)	(50)	(105)	(145)
Total interest expense, net of capitalized interest	$26	$4	$67	$17

Fair Value Disclosures

As of September 30, 2026 and December 31, 2025, the estimated fair value of our senior notes was $4.5 billion and $4.6 billion, respectively, of which $1.7 billion and $1.8 billion, respectively, were classified as Level 3 since these senior notes were valued by applying an unobservable illiquidity adjustment to the price derived from trades or indicative bids of instruments with similar terms, maturities and credit standing. The remainder of the fair value of our senior notes was classified as Level 2, based on prices derived from trades or indicative bids of the instruments.

The estimated fair value of any outstanding borrowings under our credit facilities approximates the principal amount outstanding because the interest rates are indexed to market rates and the debt may be repaid, in full or in part, at any time without penalty.

NOTE 8—REVENUES

The following table represents a disaggregation of revenue earned (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers
LNG revenues (excluding net derivative gain below)	$1,322	$1,054	$4,254	$3,227
LNG revenues—affiliate	1,400	424	3,307	1,350
Total revenues from contracts with customers	2,722	1,478	7,561	4,577
Net derivative gain (see Note 5)	1	—	1	2
Total revenues	$2,723	$1,478	$7,562	$4,579

For the three and nine months ended September 30, 2026 and 2025, we did not have any material revenue arrangements that were presented within our Consolidated Statements of Operations on a net basis.

Contract Assets and Liabilities

The following table shows our contract assets, net of current expected credit losses, which are included in other current assets, net and other non-current assets, net on our Consolidated Balance Sheets (in millions):

	September 30,	December 31,
	2026	2025
Contract assets, net of current expected credit losses	$250	$263

The following table reflects the changes in our contract liabilities, which are included in other current liabilities and other non-current liabilities on our Consolidated Balance Sheets (in millions):

Nine Months Ended September 30, 2026
Balance, beginning of period	$32
Cash received but not yet recognized in revenue	—
Revenue recognized from prior period deferral	(7)
Balance, end of period	$25

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

Transaction Price Allocated to Future Performance Obligations

Because many of our sales contracts have long-term durations, we are contractually entitled to significant future consideration, which we have not yet recognized as revenue. The following table discloses the aggregate amount of the transaction price that is allocated to performance obligations that have not yet been satisfied:

	September 30, 2026		December 31, 2025
	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)	Unsatisfied Transaction Price (in billions)	Weighted Average Recognition Timing (years)(1)
LNG revenues	$41.9	8	$41.7	8
LNG revenues—affiliate	3.7	9	1.0	7
Total revenues	$45.6		$42.7

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

The following table summarizes the percentage of variable consideration earned under contracts with customers included in the table above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues	52%	53%	58%	56%
LNG revenues—affiliate	82%	80%	81%	82%

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
NOTE 9—RELATED PARTY TRANSACTIONS

Below is a summary of our related party transactions, all in the ordinary course of business, as reported on our Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
LNG revenues—affiliate
Cheniere Marketing Agreements	$1,400	$424	$3,305	$1,350
Contracts for Sale and Purchase of Natural Gas	—	—	2	—
Total LNG revenues—affiliate	1,400	424	3,307	1,350

Cost of sales—affiliate
Cheniere Marketing Agreements	215	27	513	55
Contracts for Sale and Purchase of Natural Gas	—	—	—	2
Total cost of sales—affiliate	215	27	513	57

Cost of sales—related party
Natural Gas Transportation and Balancing Agreements(1)	1	—	1	—

Operating and maintenance expense—affiliate
Services Agreements (see Note 1)	43	34	126	99
Other Agreements	—	1	1	1
Total operating and maintenance expense—affiliate	43	35	127	100

Operating and maintenance expense—related party
Natural Gas Transportation Agreements(1)	13	8	32	24

General and administrative expense—affiliate
Services Agreements (see Note 1)	18	11	49	34

Other income—affiliate
Services Agreements (see Note 1)	1	—	3	16

(1)These agreements are with related parties through Cheniere’s equity method investments. On February 13, 2025, Cheniere sold all of its interests in one of its equity method investments to a third party. We recognized $1 million of operating and maintenance expense from the investee during the nine months ended September 30, 2025.

Assets and liabilities arising from the agreements with affiliates and other related parties referenced in the above table are classified as affiliate and related party, respectively, on our Consolidated Balance Sheets.

Disclosures relating to future consideration under revenue contracts with affiliates are included in Note 8—Revenues.

See our annual report on Form 10-K for the fiscal year ended December 31, 2025 for additional information regarding the agreements referenced in the above table, as well as a description of other agreements we have with our affiliates, including the Equity Contribution Agreement. During the nine months ended September 30, 2026, Cheniere prepaid $552 million of outstanding borrowings, including accrued interest, under the CCH Credit Facility on our behalf, which was recorded as a non-cash contribution to us under the Equity Contribution Agreement, as further described in Note 7—Debt.

NOTE 10—SEGMENT INFORMATION AND CUSTOMER CONCENTRATION

We have determined that we operate as a single operating and reportable segment. The measure of profit and loss regularly provided to the chief operating decision maker (“CODM”) that is most consistent with GAAP is net income (loss), as presented in our Consolidated Statements of Operations. This measure contributes to the CODM’s assessment of performance and resource allocation, which includes monitoring of budget versus actual results, establishing compensation and deciding on

CHENIERE CORPUS CHRISTI HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
unaudited
capital allocation priorities. Significant expenses regularly provided to the CODM, and included in the measure of profit and loss, are cost of sales, operating and maintenance expense and general and administrative expense, as reported in our Consolidated Statements of Operations. Also provided regularly to the CODM are changes in the fair value of our derivative instruments, which are inclusive of significant noncash items, which were $28 million in gains and $2.1 billion in losses for the three and nine months ended September 30, 2026, respectively, and $645 million and $1.3 billion in gains for the same periods of 2025, respectively. Interest income, which is included in other income, net on our Consolidated Statements of Operations, was $2 million and $6 million for the three and nine months ended September 30, 2026, respectively, and $1 million and $6 million for the same periods of 2025, respectively.

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

	Percentage of Total Revenues from Contracts with External Customers				Percentage of Trade Receivables, Net and Contract Assets, Net from External Customers
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2026	2025	2026	2025	2026	2025
Customer A	13%	19%	15%	20%	*	*
Customer B	10%	13%	11%	13%	*	*
Customer C	12%	10%	10%	12%	*	*
Customer D	*	11%	*	*	*	*
Customer E	*	*	*	*	45%	46%
Customer F	*	*	*	*	*	12%
Customer G	*	—%	*	—%	15%	—%

* Less than 10%
NOTE 11—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental disclosure of substantive cash flow information (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for interest on debt, net of amounts capitalized	$43	$9
Non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment(1)(2)	55	118
Transfers between property, plant and equipment and other non-current assets	1	24
Non-cash contribution of assets in connection with Midscale Trains 8 & 9 Project (See Note 1)	—	497
Non-cash contribution from Cheniere in connection with paydown of the CCH Credit Facility (see Note 7)	550	—

(1)Reflects unpaid portion, as of the end of each period, of assets and liabilities recognized during the respective periods.
(2)Net of proceeds not yet collected from commissioning sales of LNG of $6 million and $11 million, respectively.

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

We own a natural gas liquefaction and export facility located near Corpus Christi, Texas (the “Corpus Christi LNG Terminal”) through CCL, which has natural gas liquefaction facilities with total expected production capacity of over 30 mtpa of LNG, inclusive of estimated debottlenecking opportunities, including over 25 mtpa in operation and approximately 5 mtpa under construction as of September 30, 2026. The Corpus Christi LNG Terminal also has three LNG storage tanks with aggregate capacity of approximately 10 Bcfe and two marine berths that can each accommodate vessels with nominal capacity of up to 266,000 cubic meters. We also own and operate through CCP an approximately 21-mile natural gas supply pipeline that interconnects the Corpus Christi LNG Terminal with several large interstate and intrastate natural gas pipelines (the “Corpus Christi Pipeline”).

The project under construction at the Corpus Christi LNG Terminal consists of two midscale Trains that is expected to add total production capacity of approximately 5 mtpa of LNG once fully completed, inclusive of estimated debottlenecking opportunities (the “Midscale Trains 8 & 9 Project” and together with the existing assets at the Corpus Christi LNG Terminal and the Corpus Christi Pipeline, the “Liquefaction Project”).

Our long-term counterparty arrangements form the foundation of our business and provide us with significant, stable, long-term cash flows, and include SPAs, in which our customers are generally required to pay a fixed fee with respect to the contracted volumes irrespective of their election to cancel or suspend deliveries of LNG cargoes, and long-term IPM agreements, in which a gas producer sells natural gas to us on a global LNG or natural gas index price, less a fixed liquefaction fee, shipping and other costs. The SPAs also have a variable fee component, which is primarily indexed to Henry Hub and generally structured to cover the cost of natural gas purchases, transportation and liquefaction fuel consumed to produce LNG. Since we procure most of our feedstock for LNG production from the U.S., the structure of these contracts helps limit our exposure to fluctuations in U.S. natural gas prices. Through our SPAs and long-term IPM agreements currently in effect, with approximately 15 years of weighted average remaining life as of September 30, 2026, we have contracted with third parties over 80% of the total anticipated production from the Liquefaction Project through the mid-2030s, excluding volumes that are contractually subject to additional liquefaction capacity beyond what is currently in construction or operation. Additionally, there are SPAs that Cheniere Marketing currently holds that are expected to be novated to us in the future. LNG produced by the Liquefaction Project that is not contracted under long-term contracts is available for Cheniere Marketing, Cheniere’s integrated marketing function, pursuant to an SPA it has with us.

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

Overview of Significant Events

Our significant events since January 1, 2026 and through the filing date of this Form 10-Q include the following:

Strategic

•In October 2026, CCL entered into long-term LNG SPAs with QatarEnergy to supply 2 mtpa of LNG on an FOB basis beginning in the early 2030s through 2054.
•In June 2026, we and Cheniere Marketing entered into an agreement, effective June 26, 2026, to assign to us an IPM agreement between Cheniere Marketing (as purchaser) and Canadian Natural Resources Limited (as supplier) to purchase 140,000 MMBtu per day of natural gas at a price based on the Platts Japan Korea Marker (“JKM”), for a term of approximately 15 years, which will commence in 2030.
•In June 2026, we and another subsidiary of Cheniere received authorization from the FERC to increase the LNG production capacity of the previously-authorized project consisting of seven midscale Trains (the “Corpus Christi Stage 3 Project”) and the Midscale Trains 8 & 9 Project by approximately 5 mtpa in aggregate.
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

Operational

•As of October 23, 2026, approximately 1,560 cumulative LNG cargoes totaling over 105 million tonnes of LNG have been produced, loaded and exported from the Liquefaction Project.
•In March, June and August 2026, substantial completions of Trains 5, 6 and 7, respectively, of the Corpus Christi Stage 3 Project were achieved.

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
•In June 2026, we entered into an amendment to the Second Amended and Restated Term Loan Facility Agreement (the “CCH Credit Facility”) to, among other things, extend the availability period for disbursements of term loans to December 31, 2027.

•In March 2026, the $550 million of outstanding borrowings under the CCH Credit Facility was fully prepaid by Cheniere on our behalf. Concurrently, we canceled $600 million of unused commitments under the CCH Credit Facility, and in May 2026, we canceled an additional $600 million of unused commitments.
•In October 2026, S&P Global Ratings upgraded its rating of our senior secured notes from BBB+ to A- with a stable outlook.
•In February 2026, Moody’s Ratings upgraded its rating of our senior secured notes from Baa2 to Baa1 with a stable outlook.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Variance	2026	2025	Variance
Revenues
LNG revenues	$1,323	$1,054	$269	$4,255	$3,229	$1,026
LNG revenues—affiliate	1,400	424	976	3,307	1,350	1,957
Total revenues	2,723	1,478	1,245	7,562	4,579	2,983

Operating costs and expenses
Cost of sales (excluding operating and maintenance expense and depreciation and amortization expense shown separately below)	1,506	106	1,400	6,307	1,153	5,154
Cost of sales—affiliate	215	27	188	513	57	456
Cost of sales—related party	1	—	1	1	—	1
Operating and maintenance expense	174	146	28	508	429	79
Operating and maintenance expense—affiliate	43	35	8	127	100	27
Operating and maintenance expense—related party	13	8	5	32	24	8
General and administrative expense	2	2	—	6	5	1
General and administrative expense—affiliate	18	11	7	49	34	15
Depreciation and amortization expense	173	131	42	486	373	113
Total operating costs and expenses	2,145	466	1,679	8,029	2,175	5,854

Income (loss) from operations	578	1,012	(434)	(467)	2,404	(2,871)

Other income (expense)
Interest expense, net of capitalized interest	(26)	(4)	(22)	(67)	(17)	(50)
Loss on modification or extinguishment of debt	—	—	—	(28)	—	(28)
Other income, net	2	1	1	6	6	—
Other income—affiliate	1	—	1	3	16	(13)
Total other income (expense)	(23)	(3)	(20)	(86)	5	(91)

Net income (loss)	$555	$1,009	$(454)	$(553)	$2,409	$(2,962)

Volumes loaded and recognized

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(in TBtu)	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded	305	2	307	847	11	858
Volumes purchased from Cheniere Marketing	27	—	27	54	—	54
Total volumes recognized	332	2	334	901	11	912

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Operational	Commissioning	Total	Operational	Commissioning	Total
Volumes loaded and recognized (in TBtu)	205	7	212	601	13	614

Net income (loss)

Net income (loss) changed unfavorably by $454 million and $3.0 billion during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025.

The decrease between the three month periods was primarily due to:
•$617 million of unfavorable changes in the fair value of agreements accounted for as derivative instruments, primarily due to $527 million of favorable fair value changes recognized on our long-term IPM agreements in 2025 that did not recur in 2026 due to our NPNS designation in June 2026 because these agreements were no longer subject to recurring fair value measurement, as further described below; partially offset by:
•$273 million increase in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, primarily from higher production volume largely due to additional Trains of the Corpus Christi Stage 3 Project in operation during 2026.
The decrease between the nine month periods was primarily due to:
•$3.4 billion of unfavorable changes in the fair value of agreements accounted for as derivative instruments, primarily due to our long-term IPM agreements prior to the NPNS designation in June 2026, reflecting $2.2 billion of losses recognized in 2026 due to the elevated global natural gas price volatility influenced in part by the tightening supply conditions, transit constraints and heightened geopolitical uncertainties from the conflict and instabilities across parts of the Middle East, as well as widening spreads between global and U.S. domestic natural gas benchmarks, compared with $1.1 billion of gains recognized in the same period of 2025; partially offset by:
•$770 million increases in revenues, net of cost of sales and excluding changes in fair value of agreements accounted for as derivative instruments, primarily from higher production volume largely due to additional Trains of the Corpus Christi Stage 3 Project in operation during 2026.

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

In June 2026, we designated the NPNS scope exception under Accounting Standards Codification Topic 815, Derivatives and Hedging, for certain IPM agreements providing for natural gas deliveries along the U.S. Gulf Coast. This designation comprised approximately 79% of total fixed minimum contractual IPM agreement volumes at the designation date. The remaining 21% of such total volumes was comprised of agreements for which deliveries occur upstream of our liquefaction facilities and were excluded from the NPNS designation. As a result of an IPM agreement assignment in June 2026 as described in Note 11—Supplemental Cash Flow Information of our Notes to Consolidated Financial Statements, the percentage of NPNS-designated agreements decreased to approximately 64% of fixed minimum contractual volume of our IPM agreements as of September 30, 2026. The NPNS exception is available for contracts that are expected to be physically settled and used or sold in the normal course of business, which is consistent with our intended purpose to consume the delivered physical natural gas to produce LNG. Our designation considered increased observable U.S. Gulf Coast third-party physical natural gas market activity involving contracts indexed to global LNG or natural gas prices, among other factors, in evaluating whether the pricing mechanism is consistent with the economics of the underlying physical market. Following the NPNS designation, physical natural gas purchases under these agreements are no longer remeasured at fair value through earnings. Amounts are recognized under the applicable inventory and cost-of-sales guidance as the natural gas is received, consumed in the production process and the related LNG is sold. The estimated fair values of these agreements as of the designation date were established as the new cost basis and are being amortized into cost of sales on a systematic basis over the remaining expected terms of the agreements. Because recognition is based on the timing and volume of contract deliveries, the amounts recognized in any reporting period are expected to vary and are not expected to follow a linear pattern. These non-cash amounts reflect the amortization of deferred gains and losses established at the designation date rather than changes in current-period market prices. If it is determined that the contracts designated as NPNS no longer meet the scope exception, the contracts would be recorded at fair value and any gains and losses would be immediately recognized in earnings.

The following is an expanded discussion of the material drivers of the variance in net income (loss):

Revenues

The $1.2 billion and $3.0 billion increases in total revenues during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$922 million and $2.3 billion increases, respectively, from higher production volume from the additional Trains in operation at the Corpus Christi Stage 3 Project; and
•$322 million and $601 million increases, respectively, from higher pricing per MMBtu as a result of increased global LNG pricing associated with geopolitical uncertainties and instabilities, related to the SPAs linked to the same global market prices as our long-term IPM agreements, and to a lesser degree, increased Henry Hub pricing between the nine month periods.

Operating costs and expenses

The $1.7 billion and $5.9 billion increases in total operating costs and expenses during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of 2025 were primarily attributable to:
•$903 million and $2.0 billion increases, respectively, in cost of natural gas feedstock, largely due to increased volume of LNG delivered and to a lesser degree, increased U.S. natural gas prices and global LNG pricing, as referenced in the Revenues discussion above, between the nine month periods;
•$618 million and $3.4 billion, respectively, of unfavorable changes in the fair value of agreements accounted for as derivative instruments recognized in cost of sales, of which $471 million and $3.2 billion, respectively, related to the long-term IPM agreements designated as NPNS in June 2026, as further described above under the caption Net income (loss). The unfavorable variance between the three month periods was primarily attributable to favorable fair value changes recognized on these agreements in 2025 that did not recur following the NPNS designation because these agreements were no longer subject to recurring fair value measurement. The unfavorable variance between the nine month periods also reflected losses recognized on these agreements prior to the NPNS designation in June 2026, compared with gains recognized in the same period of 2025, due in part to changes in global LNG pricing dynamics associated with geopolitical uncertainties and instabilities; and
•$41 million and $114 million increases, respectively, in operating and maintenance expense (including affiliate and related party) and $42 million and $113 million increases, respectively, in depreciation and amortization expense, primarily as a result of additional Trains of the Corpus Christi Stage 3 Project in operation.

Significant factors affecting our results of operations

Below are significant factors that affect our results of operations.

Gains and losses on derivative instruments

Derivative instruments, which we use to manage certain risks, are reported at fair value in our Consolidated Financial

Statements unless they qualify for, and we designate, an applicable scope exception under Accounting Standards Codification Topic 815, including the NPNS scope exception.

As noted above under Net income (loss), we designated the NPNS scope exception in June 2026 for certain IPM agreements previously accounted for as derivative instruments. Those agreements are no longer subject to recurring fair value adjustments and the market-driven earnings variability will be mitigated for those contracts that would have otherwise been marked-to-market in the absence of such designation.

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

Commissioning volumes

Prior to substantial completion of a Train, amounts received from the sale of commissioning volumes from that Train are offset against LNG terminal construction-in-process, because these amounts are earned or loaded during the testing phase for the construction of that Train and are necessary activities to bring the asset to the condition for its intended use. During the three and nine months ended September 30, 2026, we realized offsets to LNG terminal costs of $18 million and $87 million, respectively, corresponding to 2 and 11 TBtu, respectively, of LNG as compared to $45 million and $92 million, respectively, corresponding to 7 TBtu and 13 TBtu, respectively, of LNG in the same periods of 2025 that were related to the sale of commissioning volumes associated with the Corpus Christi Stage 3 Project.

Additional liquefaction capacities

The Midscale Trains 8 & 9 Project is currently under construction and is expected to add approximately 5 mtpa of operational liquefaction capacity, inclusive of estimated debottlenecking opportunities, once all Trains reach substantial completion. As of September 30, 2026, all seven Trains of the Corpus Christi Stage 3 Project were in operation, while as of September 30, 2025, only the first two Trains of the Corpus Christi Stage 3 Project were in operation. The operation and maintenance of these Trains and increased LNG volumes produced are expected to result in higher revenues and operating costs and expenses. Additionally, potential expansion projects that increase the amount of LNG volumes produced, including those discussed above in Overview, would also be expected to result in higher revenues and operating costs and expenses.

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

The table below provides a summary of our available liquidity (in millions). Future material sources of liquidity are discussed below.

September 30, 2026
Restricted cash and cash equivalents designated for the Liquefaction Project	$95
Available commitments under our credit facilities(1):
Term loan facility agreement (the “CCH Credit Facility”)	1,510
CCH Revolving Credit Facility	890
Total available commitments under our credit facilities	2,400

Total available liquidity	$2,495

(1)Available commitments represent total commitments less loans outstanding and letters of credit issued under each of our credit facilities as of September 30, 2026. See Note 7—Debt of our Notes to Consolidated Financial Statements for additional information on our credit facilities and other debt instruments.

Our liquidity position subsequent to September 30, 2026 will be driven by future sources of liquidity and future cash requirements. For a discussion of our future sources and uses of liquidity, see the liquidity and capital resources disclosures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

Corpus Christi LNG Terminal Expansion

The following table summarizes the project completion and construction status of the Midscale Trains 8 & 9 Project as of September 30, 2026:

Midscale Trains 8 & 9 Project
Overall project completion percentage	58.6%
Completion percentage of:
Engineering	95.2%
Procurement	84.9%
Subcontract work	57.9%
Construction	14.5%
Date of expected substantial completion	2H 2028

Sources and Uses of Cash

The following table summarizes the sources and uses of our restricted cash and cash equivalents (in millions). The table presents capital expenditures on a cash basis; therefore, these amounts differ from the amounts of capital expenditures, including accruals, which are referred to elsewhere in this report. Additional discussion of these items follows the table.

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,231	$1,469
Net cash used in investing activities	(1,949)	(1,663)
Net cash provided by (used in) financing activities	(382)	147
Net decrease in restricted cash and cash equivalents	$(100)	$(47)

Operating Cash Flows

The $762 million increase between the periods was primarily related to increased cash receipts from the sale of LNG cargoes due to higher revenue from higher production volume and higher pricing per MMBtu, as explained above in Results of Operations. Also contributing to the increase was a favorable change in net operating assets and liabilities, mainly due to differences in timing of payments to suppliers and cash collections from the sale of LNG cargoes.
Investing Cash Flows

Our investing net cash outflows during the nine months ended September 30, 2026 and 2025 primarily related to costs paid for the following projects, excluding capitalized interest: (1) $1.1 billion in each period for the Corpus Christi Stage 3 Project and (2) $709 million and $506 million, respectively, for the Midscale Trains 8 & 9 Project. We expect to continue to incur capital expenditures as construction progresses on the Midscale Trains 8 & 9 Project.

Financing Cash Flows

The following table summarizes our financing activities (in millions):

	Nine Months Ended September 30,
	2026	2025
Proceeds from borrowings	$100	$—
Repayments of borrowings	(100)	—
Contributions	105	275
Distributions	(474)	(115)
Other, net	(13)	(13)
Net cash provided by (used in) financing activities	$(382)	$147

Debt Activities

We borrowed $100 million under the CCH Working Capital Facility during the nine months ended September 30, 2026 which was repaid intra-period.

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

	September 30, 2026		December 31, 2025
	Fair Value	Change in Fair Value	Fair Value	Change in Fair Value
Liquefaction Supply Derivatives	$386	$602	$3,179	$1,828
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

ITEM 5.    OTHER INFORMATION

On October 27, 2026, CCL and Cheniere Marketing International LLP (“CMI”) entered into an SPA for approximately 0.4 mtpa of LNG associated with the previously existing DAP SPA between CMI and Korea Southern Power Co., Ltd, and Cheniere executed a Guarantee in favor of CCL to guarantee all of the obligations of CMI under this SPA.

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1*
Change order to the Lump Sum Turnkey Agreement for the Engineering, Procurement and Construction of the Corpus Christi Liquefaction Stage 3 Project, dated March 1, 2022, by and between CCL and Bechtel Energy, Inc.: (i) the Change Order CO-00121 Thermal Oxidizer Burner Retrofit Kits, dated May 5, 2026, (ii) the Change Order CO-00122 Installation of Backing Rings on Flanges, dated June 15, 2026, and (iii) the Change Order CO-00123 Revised Exhibit Z-2 (Prairie Tract Laydown, Prairie Parking Tract, Lake Dressen), dated June 12, 2026 (Portions of this exhibit have been omitted)

10.2*	LNG Sale and Purchase Agreement (KOSPO), dated October 27, 2026, between CCL and Cheniere Marketing International LLP
10.3*	Guarantee, between Cheniere Energy, Inc. and CCL, dated October 27, 2026
22.1	List of Issuers and Guarantor Subsidiaries (Incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (SEC File No. 333-215435), filed on February 20, 2025)
31.1*	Certification by President and Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHENIERE CORPUS CHRISTI HOLDINGS, LLC

Date:	October 28, 2026	By:	/s/ Zach Davis
Zach Davis
President and Chief Financial Officer
(Principal Executive and Financial Officer)

Date:	October 28, 2026	By:	/s/ David Slack
David Slack
Chief Accounting Officer
(on behalf of the registrant and as principal accounting officer)